Form 10-K
period 2020-12-31
CBRE Acquisition Holdings, Inc.
filed 2021-03-31
CIK 1828723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-39798

CBRE ACQUISITION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3448396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue Suite 1250 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 979-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SAILSM (Stakeholder Aligned Initial Listing) securities, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant	CBAH.U	New York Stock Exchange

Class A common stock included as part of the SAILSM securities	CBAH	New York Stock Exchange

Warrants included as part of the SAILSM securities, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.00	CBAH WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant was not a public company as of June 30, 2020, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s SAILSM securities began trading on the New York Stock Exchange on December 15, 2020, and the registrant’s Class A common stock, par value $0.0001, and warrants began trading separately on the New York Stock Exchange on February 1, 2021. The aggregate market value of the registrant’s Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant at December 31, 2020 was $420,508,000 (based on the closing sales price of the SAILSM securities on December 31, 2020, of $10.45).

As of February 28, 2021, there were 40,250,000 shares of the company’s Class A common stock, par value $0.0001 per share, and 2,012,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CBRE ACQUISITION HOLDINGS, INC.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to CBRE Acquisition Holdings, Inc., a blank check company incorporated in Delaware on October 13, 2020, and references to:

•	“alignment shares” are to shares of our Class B common stock purchased in a private placement in connection with our Initial Public Offering;

•	“CBRE” are to CBRE Group, Inc. and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“initial stockholders” are to holders of our alignment shares prior to our Initial Public Offering;

•	“Initial Public Offering” refer to the initial public offering of CBRE Acquisition Holdings, Inc., which closed on December 15, 2020 (the “IPO Closing Date”);

•

“public shares” are to shares of our Class A common stock sold as part of the SAILSM securities (whether they were purchased in connection with the Initial Public Offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our Sponsor, officers and directors to the extent our Sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

•	“Sponsor” refer to CBRE Acquisition Sponsor, LLC, a Delaware limited liability company and a subsidiary of CBRE; and

•	“warrants” refers to our Public Warrants and private placement warrants, as applicable.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “anticipate,” “believe,” “could,” “should,” “propose,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases are used in this Annual Report on Form 10-K to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Annual Report on Form 10-K are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	our ability to consummate a business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our business combination;

ii

•	our potential ability to obtain additional financing to complete our business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•

the other factors described elsewhere in this Annual Report on Form 10-K, included under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” “Quantitative and Qualitative Disclosures About Market Risk” or as described in the other documents and reports we file with the SEC.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the SEC.

iii

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank-check company incorporated on October 13, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets (a “business combination”). Since the consummation of our Initial Public Offering, we have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, including entering into discussions with potential target businesses, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or had discussions with or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On October 13, 2020, our Sponsor purchased 100 shares of undesignated common stock for an aggregate purchase price of $100, or $1.00 per share. On November 6, 2020, our Sponsor purchased an aggregate of 2,300,000 shares of our Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. On November 27, 2020, 287,500 of such shares were forfeited by the holder thereof. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. In connection with our Initial Public Offering, our Sponsor sold 20,125 alignment shares and 18,417 private placement warrants (as defined below) to each of our directors (other than Ms. Giamartino and Mr. Sulentic), or their respective designees. In addition, our Sponsor sold 100,625 alignment shares and 36,833 private placement warrants to one of our officers, Cash J. Smith.

On December 15, 2020 we consummated our Initial Public Offering of 40,250,000 SAILSM (Stakeholder Aligned Initial Listing) securities (the “SAILSM securities”), including the issuance of 5,250,000 SAILSM securities as a result of the underwriter’s exercise of its over-allotment option. Each SAILSM security consists of one share of Class A common stock, $0.0001 par value per share (the “Class A common stock”), and one-fourth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.00 per share. The SAILSM securities were sold at an offering price of $10.00 per SAILSM security, generating gross proceeds of $402,500,000, including the proceeds from the exercise of the underwriter’s over-allotment option. In connection with the consummation of our Initial Public Offering and the issuance and sale of the SAILSM securities, we consummated the private placement of 7,366,667 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant, each exercisable to purchase one share of Class A common stock at $11.00 per share, generating total proceeds of approximately $11,050,000.

The private placement warrants are substantially similar to the Public Warrants sold as part of the SAILSM securities in the Initial Public Offering, except that if held by our Sponsor, certain directors or officers of the Company or their permitted transferees (i) they will not be redeemable by the Company (except in certain circumstances when the Public Warrants are called for redemption and the $10.00 per share Class A common stock threshold is met, as described in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference); (ii) they will not be transferable, assignable or salable until 30 days after the completion of the Company’s business combination (except, among other limited exceptions, as described in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference, to the Company’s officers and directors and other persons or entities affiliated with our Sponsor); (iii) they may be exercised by the holders on a cashless basis; and (iv) the private placement warrants (including the shares of Class A common stock issuable upon exercise of such private placement warrants) are entitled to certain registration rights. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On the IPO Closing Date, $402,500,000 of the gross proceeds from the Initial Public Offering (including the proceeds from the exercise of the underwriter’s over-allotment option) and the sale of the private placement warrants was deposited in a U.S. based trust account (the “trust account”), with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). Of the $11,050,000 held outside of the trust account, $8,050,000 was used to pay underwriting discounts and commissions, $215,316 was used to repay notes payable to our Sponsor and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses. The funds in the trust account have been, and will continue to be, invested only in specified U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “permitted investments”). Funds will remain in the trust account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Initial Public Offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of the business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the our second amended and restated certificate of incorporation (our “amended and restated certificate of incorporation”) (A) to modify the substance or timing of the our obligation to allow redemption in connection with the business combination or to redeem 100% of the public shares if we do not complete the business combination within 24 months (or 27 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for our business combination within 24 months from the IPO Closing Date but have not completed our business combination within such 24-month period) from the IPO Closing Date or (B) with respect to other specified provisions relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of the our public shares if we have not completed the business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, subject to applicable law. The remaining proceeds outside the trust account may be used to pay business, legal and accounting due diligence costs on prospective acquisitions, listing fees and continuing general and administrative expenses.

On January 29, 2021, we announced that the holders of our SAILSM securities may elect to separately trade the shares of Class A common stock and Public Warrants included in the SAILSM securities commencing on February 1, 2021 on the New York Stock Exchange (“NYSE”) under the symbols “CBAH” and “CBAH WS,” respectively. Any SAILSM securities not separated will continue to trade on NYSE under the symbol “CBAH.U.”

Business Strategy

Our strategy is to identify and acquire a privately held company with significant growth potential and to create value by supporting the company in the public markets. The company we acquire will operate in an industry that will benefit from the experience, expertise and operating skills of our management team and CBRE. We expect to be a new sponsorship pillar to CBRE’s build, buy, partner approach to expanding capabilities. We believe this new pillar will support CBRE’s delivery of innovative solutions to drive exceptional client outcomes. We believe our management team is well positioned to identify and execute a business combination as a preferred partner to a target. In selecting a business combination target, we are leveraging our strengths including:

•

Aligned Structure. We believe our ability to complete a business combination will be enhanced by how we have structured our Company. The structure of our Company incentivizes our Sponsor, directors and officers to invest in a business where CBRE expects to have a strategic partnership and ties the economic interests of our Sponsor, directors and officers to the long-term performance of the acquired company, not to short-term returns.

•

Market Intelligence and Industry Expertise. We believe our Sponsor, directors and officers have a deep understanding of the rapidly evolving real estate services landscape and how investor and occupier needs are best met by new and existing services and capabilities as well as opportunities for growth and potential disruption.

•

Scale to Source Quality Targets. We believe we are positioned to identify and acquire a high-quality target due to our broad knowledge and insight across the real estate landscape, access to CBRE’s extensive supplier/client network and the business relationships cultivated by CBRE’s senior leaders around the world. In fact, CBRE’s top senior leaders are regularly engaged in seeking out attractive acquisitions within our sector.

•

Ability to Add Strategic Value. We believe we can accelerate a target’s growth by facilitating its access to CBRE’s industry expertise, scale and client and supplier relationships. Our blank-check company has been structured to closely align its interests with CBRE’s core principles and strategies, which will benefit all stakeholders by creating more alignment among our stockholders, management team and any potential target company.

•

Adept at Structuring Successful Acquisitions. Of the many acquisition opportunities that CBRE evaluates in the course of its business, many attractive targets have business models that do not fit within CBRE as a wholly owned and fully integrated enterprise. Nevertheless, they could benefit from CBRE’s investment, strategic advice and access to industry expertise and relationships. We believe our Company will be a vehicle for these business models to prosper and reach their full potential.

Acquisition Criteria

Our management team is deploying a proactive, thematic deal sourcing strategy and focusing on companies whose growth potential and value we believe may be enhanced by the combination of our, as well as CBRE’s, operating experience, deal-making ability and extensive professional relationships, providing opportunities for an attractive return to our stockholders. We are applying the following criteria and guidelines in evaluating prospective target businesses.

•

A Leading Position in a Segment with Favorable Secular Trends. We are seeking to acquire a business that has a leading or growing position in an industry with favorable underlying secular trends and offers differentiated products or services. These secular trends include the growing adoption of outsourcing among large occupiers and investors in real estate, growing preference for businesses to rely on vendors who can provide end-to-end solutions, the accelerated digitalization of, and data proliferation within, the real estate industry, the growth of institutional investment in commercial real estate, with a corresponding increase in the need for the provision of high-quality services on a regional and global basis, and particularly in the wake of the novel strain of coronavirus (“COVID-19”), an increased focus on services that support employee and tenant health, well-being, engagement and satisfaction.

•

An Experienced Growth-Oriented Management Team. We are seeking to acquire a business with a highly capable and talented management team that has a proven record of driving growth and that can benefit from access to capital via the public markets and a strategic relationship with CBRE. We believe that the extensive experience of our officers and directors in identifying and developing executives with leadership potential worldwide within CBRE, as well as the collective mergers and acquisitions experience of our officers and directors, will help us evaluate potential management teams at target companies.

•

Demonstrated Record of Delivering Both Consistent Revenue Growth and Superior Client Outcomes. We are seeking to acquire a business that has historically demonstrated an ability to generate consistently strong revenue growth by satisfying a marketplace need, while also providing products or services that deliver consistently exceptional client outcomes.

•

A Sustainable Market Position. We are seeking to acquire a business that has distinct competitive advantages that provide it with multiple avenues for growth and serve as barriers to entry. For instance, we are particularly focused on businesses that are providing products or services to CBRE’s client base, have demonstrated an ability to consistently deliver exceptional client outcomes or are positioned to effectively execute innovative or disruptive business models.

•

Positioned to Benefit from CBRE’s Strengths. We are seeking to acquire a business that will benefit from CBRE’s scale, client relationships, management expertise, industry knowledge and breadth of services, all of which will help to bolster its market position and its financial performance. For instance, we believe that there are many potential targets whose businesses could benefit from a strategic vendor relationship, or a highly aligned sales channel partnership, with CBRE.

We anticipate that prospective business targets may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, industry consultants, accounting firms and large business enterprises. Also, members of our management team are communicating with their broad network of professional relationships to articulate our acquisition criteria, including the parameters of our search, and we have begun a disciplined process of reviewing and pursuing promising leads.

These criteria and guidelines are not intended to be exhaustive. We are willing to accept a high degree of situational, legal and/or capital structure complexity in a business combination if we believe that the potential opportunity justifies this additional complexity, particularly if these issues can be resolved in connection with and as a result of a combination with us. Any evaluation of the merits of a particular business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our officers and directors may deem relevant.

Business Combination

The NYSE rules require that our business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our business combination. If our board of directors (the “Board”) is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the

Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our business combination, although there is no assurance that will be the case.

We anticipate structuring our business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our business combination could own less than a majority of our outstanding common stock subsequent to our business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing a business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the FINRA, or from an independent accounting firm, that our business combination is fair to our Company from a financial point of view.

Our officers and directors may directly or indirectly own shares of our common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

In addition, certain of our directors have fiduciary and contractual duties to CBRE and its affiliates. As a result, certain of our directors will have a duty to offer acquisition opportunities to CBRE and other entities and no duty to offer such opportunities to us unless presented to them in their capacity as our director. As a result, CBRE or any of their respective affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within CBRE or any of its affiliates, including by Robert E. Sulentic, William F. Concannon, Cash J. Smith, Emma E. Giamartino and other persons who may make decisions for the Company, may be suitable for both us and for CBRE or any of its affiliates, and will be directed initially to CBRE or such persons rather than to us. None of our officers and directors, CBRE or any of its affiliates or members of our management team who are also employed by CBRE or any of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as our director or officer and after they have satisfied their contractual and fiduciary obligations to other parties. CBRE generally intends to offer investment opportunities that fit within the investment program of CBRE to CBRE before offering it to us, and may choose to allocate all or part of any such opportunity to any CBRE affiliate or any business in which a CBRE affiliate has invested instead of offering such opportunity to us.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. CBRE and its affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities that are independent from, and may from time to time conflict or compete with, our activities. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on us and our investors will not arise.

In addition, CBRE and its affiliates, including our officers and directors who are affiliated with CBRE, may sponsor or form other blank check companies similar to ours during the period in which we are seeking a business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our business combination.

Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any alignment shares and any public shares they hold in connection with the consummation of our business combination. Further, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any alignment shares held by them if we fail to complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date. However, if our Sponsor, officers and directors acquire public shares after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our business combination within the prescribed time period. If we do not complete our business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Our Sponsor, officers and directors have agreed not to transfer, assign or sell (i) any of their alignment shares except to any permitted transferees and (ii) any of their Class A common stock deliverable upon conversion of the alignment shares for 30 days following the completion of our business combination. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our common stock or for a combination of shares of our common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the June 30th of the prior year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock that is held by non-affiliates exceeds $250 million as of the June 30th of the prior year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the June 30th of the prior year.

Financial Position

With $402,500,000 in gross proceeds from the Initial Public Offering (including the proceeds from the exercise of the underwriter’s over-allotment option) and the sale of the private placement warrants available for a business combination, assuming no redemptions and after payment of up to $14,087,500 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our business combination using cash from the proceeds held in the trust account from our Initial Public Offering and sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration. We may seek to complete our business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our business combination, to fund the purchase of other companies or for working capital.

Since our Initial Public Offering, we have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, including entering into discussions with potential target businesses, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or had discussions with or with any other target business. We anticipate that additional target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus dated December 11, 2020 relating to the Initial Public Offering and know what types of businesses we are targeting.

There will be no finder’s fees, reimbursements or cash payments made by us to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our business combination, other than the reimbursement of any out-pocket expenses related to identifying, investigating and completing a business combination, payment to an affiliate of our Sponsor of a total of $10,000 per month for up to 24 months (or 27 months, as applicable), for office space, administrative and support services or the repayment of loans that we may receive from time to time to fund our working capital needs, none of which will be made from the proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account prior to the completion of our business combination.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our business combination, and we may effectuate our business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of a business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with a business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Business Combination

The NYSE rules require that our business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our business combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete a business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our business combination.

Following our business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Under the NYSE’s listing rules, stockholder approval would be required for business combination if, for example:

•

we issue (other than in a public offering for cash) shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the Company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our business combination. There is no limit on the number of shares or warrants such persons may purchase or any restriction on the price that they may pay, which may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) clear all trades with a designated officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of such business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our business combination. To the extent that our Sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our business combination. Our Sponsor, officers, directors, advisors or their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions totaling $14,087,500 that we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our business combination with respect to our warrants. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any alignment shares and any public shares they hold in connection with the completion of our business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our business combination which contain substantially the same financial and other information about the business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act. At this time, no such plan currently exists.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares that are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the business combination.

If we seek stockholder approval, we will complete our business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). Unless restricted by NYSE rules, a quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding capital stock of our Company entitled to vote at such a meeting. Unless restricted by NYSE rules, our initial stockholders will count toward this quorum. Pursuant to the terms of a letter agreement entered into with us, our Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any alignment shares and any public shares they hold in favor of our business combination. We expect that at the time of any stockholder vote relating to our business combination, our Sponsor, directors and officers and their respective permitted transferees will own approximately 5% of our outstanding common stock but will be entitled to 20% of the voting power of our common stock prior to our business combination. These quorum and voting thresholds and the letter agreement may make it more likely that we will consummate our business combination. Each public stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any alignment shares and any public shares they hold in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules ). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternative business combination.

Limitation on redemption upon completion of our business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming more than an aggregate of 15% of the shares of Class A common stock sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Our Sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any alignment shares or public shares redeemed in connection with our business combination. Unless any of our other affiliates acquires alignment shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares through open market purchases, it would be a public stockholder and subject to the 15% limitation in connection with any such redemption right.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, rather than simply voting against the business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on a business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the Company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months (or 27 months, as applicable) from the IPO Closing Date.

Redemption of public shares and liquidation if no business combination

We have only 24 months (or 27 months, as applicable) from the IPO Closing Date to complete our business combination. If we have not completed our business combination within such 24-month period (or 27-month period, as applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a business combination within the 24-month time period (or 27-month time period, as applicable).

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their alignment shares if we fail to complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date. However, if our Sponsor, officers and directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our business combination within the allotted 24-month time period (or 27-month time period, as applicable).

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date or (B) with respect to other specified provisions relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $625,916 of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the Trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. Our Sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our business combination within such 24-month period (or 27-month period, as applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month (or 27th month, as applicable) from the IPO Closing Date and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our business combination, and then only in connection with those public shares that such stockholder properly elected to redeem; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date or (B) with respect to other specified provisions relating to stockholders’ rights or pre-business combination activity; and (iii) the redemption of all of our public shares if we have not completed our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that apply to us until the completion of our business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to the substance or timing of our obligation to allow redemption in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date or stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment. Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any alignment shares and any public shares they hold in connection with the consummation of our business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our business combination, we shall either (i) seek stockholder approval of our business combination at a meeting called for such purpose at which stockholders may redeem all or a portion of their public shares upon the completion of our business combination, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•

we will consummate our business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•

if we are unable to complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, then our existence will terminate and we will distribute all amounts in our trust account; and

•

prior to our business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (i) receive funds from our trust account or (ii) vote on any business combination.

These provisions cannot be amended without the approval of the holders of at least 65% of our common stock. If we seek stockholder approval in connection with our business combination, we will complete our business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private equity groups, leveraged buyout funds, private and public operating companies and strategic buyers, other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources or more local industry knowledge than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

Conflicts of Interest

Certain of our directors and officers have fiduciary and contractual duties to CBRE and its affiliates. As a result, certain of our directors and officers will have a duty to offer acquisition opportunities to CBRE and other entities and no duty to offer such opportunities to us unless presented to them in their capacity as our director or officer. As a result, CBRE or any of their respective affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within CBRE or any of its affiliates, including by Robert E. Sulentic, William F. Concannon, Cash J. Smith, Emma E. Giamartino and other persons who may make decisions for the Company, may be suitable for both us and for CBRE or any of its affiliates, and will be directed initially to CBRE or such persons rather than to us. Our officers and directors, CBRE or any of its affiliates or members of our management team who are also employed by CBRE or any of its affiliates do not have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as our director or officer and after they have satisfied their contractual and fiduciary obligations to other parties. CBRE generally intends to offer investment opportunities that fit within the investment program of CBRE to CBRE before offering it to us, and may choose to allocate all or part of any such opportunity to any CBRE affiliate or any business in which a CBRE affiliate has invested instead of offering such opportunity to us.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. CBRE and its affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities that are independent from, and may from time to time conflict or compete with, our activities. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on us and our investors will not arise.

In addition, CBRE and its affiliates, including our officers and directors who are affiliated with CBRE, may sponsor or form other blank check companies similar to ours during the period in which we are seeking a business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our business combination.

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our SAILSM securities, Class A common stock and warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our annual, quarterly and current reports are available free of charge as soon as reasonably practicable through our corporate website address at https://cbreacquisitionholdings.com. The contents of this website is not incorporated into this filing. Further, our references to the uniform resource locators, or URLs, for these websites are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or International Financing Reporting Standards, as promulgated by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements that may be required to be audited in accordance with the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

In connection with our Initial Public Offering, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the June 30th of the prior year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock that is held by non-affiliates exceeds $250 million as of the June 30th of the prior year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the June 30th of the prior year.

Corporate Information

Our executive offices are located at 2100 McKinney Avenue, Suite 1250, Dallas, Texas 75201 and our telephone number is (214) 979-6100. Our internet site is https://cbreacquisitionholdings.com. The content of this website is not incorporated into this filing.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and financial operations. You should consider carefully the risks and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

The recent COVID-19 pandemic and the impact on the economy, businesses and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.

•

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public stockholders do not support such a combination.

•

If we seek stockholder approval of our business combination, our Sponsor, officers and directors have agreed to vote in favor of such business combination, regardless of how our public stockholders vote.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of shares of our Class A common stock may prevent us from completing desirable business combinations or optimizing our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of shares of our Class A common stock could increase the risk that we are unable to close our business combination and that you will have to wait for the liquidation of our trust account in order to redeem your stock.

•

The requirement that we complete our business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•

We may not be able to complete our business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.00 per share.

•

If we seek stockholder approval of our business combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	The NYSE may delist our securities from trading on its exchange, which could limit stockholder’s ability to make transactions in our securities and subject us to additional trading restrictions.

•

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

•

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	If we continue to take advantage of NYSE’s controlled company standards, we will be exempt from various corporate governance requirements.

•

We may not hold an annual meeting of stockholders until after the consummation of our business combination. Our public stockholders will not have the right to elect directors prior to the consummation of our business combination.

•	We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Risks Relating to our Business, Business Strategy, and Ability to Consummate a Business Combination

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated blank check company with no operating results, and we will not commence operations until completing a business combination. Because we have no operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

The recent COVID-19 pandemic and the impact on the economy, businesses and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely impacted the economies and financial markets worldwide, business operations and the conduct of commerce generally and specifically in the industries in which we may seek to identify a potential business combination target. The emergence of the COVID-19 pandemic has had a significant impact on commercial real estate markets throughout 2020. In addition, if office workers continue to work from home after the COVID-19 crises has passed, it may alter the demand for office space, particularly in major urban areas, which may in turn lead to a decline in other sectors of commercial real estate such as multi-family and retail. Many property owners and occupiers have put transactions on hold and withdrawn existing mandates, sharply reducing sales and leasing volumes. Real estate investment management and property development markets have also been—and are expected to continue to be—adversely affected by the abrupt macroeconomic, real estate and capital markets challenges brought about by COVID-19. There is no way of being certain how long these adverse impacts will last. COVID-19, or other disease outbreaks, could have a material adverse effect on the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if concerns relating to the COVID-19 pandemic continues to require restrictions on travel, having meetings with potential investors or the target company’s personnel. Furthermore, vendors and services providers that we expect to rely on may be unavailable to assist us with the analysis of potential acquisition targets and to negotiate and consummate a business combination in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing and the COVID-19 pandemic and other related events could have a material adverse effect on our ability to raise adequate financing, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our business combination unless the business combination would typically require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we seek to issue more than 20% of our outstanding shares of common stock to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares of common stock, we will seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. Please refer to “Item 1. Business—Stockholders May Not Have the Ability to Approve our Business Combination” for additional information.

If we seek stockholder approval of our business combination, our Sponsor, officers and directors have agreed to vote in favor of such business combination, regardless of how our public stockholders vote.

Our Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any alignment shares and any public shares they hold, in favor of our business combination.

We expect that our Sponsor, directors and officers and their respective permitted transferees will own approximately 5% of our outstanding common stock at the time of any such stockholder vote but they will be entitled to 20% of the voting power of our common stock prior to our business combination. Accordingly, if we seek stockholder approval of our business combination, it is more likely that the necessary stockholder approval for the business combination will be received than would be the case if such persons agreed to vote their alignment shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

Since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in a business combination. If we are able to consummate a business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of shares of our Class A common stock may prevent us from completing desirable business combinations or optimizing our capital structure.

At the time we enter into an agreement for our business combination, we will not know how many stockholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete desirable business combinations or to optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of shares of our Class A common stock could increase the risk that we are unable to close our business combination and that you will have to wait for the liquidation of our trust account in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, it could increase the risk that we are unable to complete our business combination. If we fail to consummate our business combination, you will not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our business combination with that particular target business, we may be unable to complete our business combination with a different target business. This risk will increase as we approach the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to complete our business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date. We may not be able to find a suitable target business and complete our business combination within such time period. Our ability to complete our business combination may be negatively impacted by general economic and market conditions, including volatility in the capital and debt markets and the other risks described herein. For example, the impact of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on our Company will depend on future developments, it could limit our ability to complete our business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our business combination within such 24-month period (or 27-month period), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of our Initial Public Offering (including the proceeds from the exercise of the underwriter’s over-allotment option) and certain proceeds from the sale of the private placement warrants, in the amount of $402,500,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan have pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the trust account, plus any interest income (and up to $100,000 of interest to pay dissolution expenses). If the balance of the trust account is reduced below $402,500,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we seek stockholder approval of our business combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers or any of their respective affiliates may purchase shares of our Class A common stock or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our business combination, although they are under no obligation to do so. They have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. See “Item 1. Business—Permitted Purchases of our Securities” for a description of how such persons will determine from which stockholders to seek to acquire shares. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors or officers or their respective affiliates purchase shares of our Class A common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our business combination. These actions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Permitted Purchases of our Securities” for a description of how our Sponsor, directors, officers, advisors or their affiliates will select which stockholders to purchase securities from in any private transaction.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, such holder’s shares may not be redeemed. See “Item 1. Business—Redemption Rights for Public Stockholders upon Completion of our Business Combination—Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date or (B) with respect to other specified provisions relating to stockholders’ rights or pre-business combination activity; and (iii) the redemption of all of our public shares if we have not completed our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, subject to applicable law and as further described herein. In addition, if we have not completed our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months (or 27 months, as applicable) from the IPO Closing Date before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and have timely filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, were we subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares of Class A common stock with respect to more than an aggregate of 15% of such shares, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares of Class A common stock (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be difficult for us to complete our business combination. If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of the trust account, or less in certain circumstances, upon our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our business combination and, in the event we seek stockholder approval of our business combination, we will repurchase shares of our Class A common stock, which will potentially reduce the resources available to us for our business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and consummating a business combination. If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Initial Public Offering, sale of the private placement warrants not being held in the trust account and borrowing capacity under our second amended and restated promissory note are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our business combination and we may depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

As of December 31, 2020, we had $625,916 available to us outside the trust account to fund our working capital requirements. On February 16, 2021, we entered into a second amended and restated promissory note (the “second amended and restated promissory note”) with our Sponsor, with borrowing capacity up to $3,000,000. See “See Item 8. Financial Statements and Supplementary Data—Note 4—Related Party Transactions—Notes Payable—Sponsor” for more information.

These funds may not be sufficient to allow us to operate for at least the 24 months (or 27 months, as applicable) following the IPO Closing Date, assuming that our business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our plans to address this need for capital and potential loans from certain of affiliates of our affiliates are discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor and its affiliates will be sufficient to allow us to operate for at least the 24 months (or 27 months, as applicable) following the IPO Closing Date; however, we cannot assure you that our estimate is accurate, and our Sponsor and its affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates or other third parties to operate or may be forced to liquidate. Neither our Sponsor nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. Any such loans or advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our business combination. We do not expect to seek loans or advances from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to provide such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to the completion of our business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any securityholders who choose to remain securityholders following our business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have an adequate remedy for such reduction in value.

If we have not consummated our business combination within 24 months (or 27 months, as applicable) of the IPO Closing Date, our public stockholders may be forced to wait beyond such 24 months (or 27 months, as applicable) before redemption from our trust account.

If we have not consummated our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, we will distribute the aggregate amount then on deposit in the trust account (and up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our amended and certificate of incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 24 months (or 27 months, as applicable) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our business combination or amend certain provisions of our amended and restated certificate of incorporation, and only then in cases where investors have properly sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or location. While we may pursue a business combination opportunity in any industry, sector or location, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our SAILSM securities will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following our business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value of their securities.

Past performance by CBRE, our management team and their respective affiliates, may not be indicative of future performance of an investment in the Company.

Past performance by CBRE, our management team and their respective affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of CBRE or our management team’s performance or the performance of their respective affiliates as indicative of our future performance or of an investment in the Company or the returns the Company will, or is likely to, generate going forward. Furthermore, an investment in us is not an investment in CBRE or any affiliate of CBRE.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our SAILSM securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors related to such acquisition. Accordingly, any securityholders who choose to remain securityholders following our business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our business combination will not have some or all of these positive attributes. If we complete our business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our business combination if the target business does not meet our general criteria and guidelines. If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, or intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavour to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, pursuant to a registration and stockholders rights agreement entered into prior to the IPO Closing Date, our Sponsor is entitled to nominate three individuals for election to our Board, as long as our Sponsor holds any securities covered by the registration and stockholder rights agreement, which is described in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our business combination with an entity with our Sponsor, directors or officers, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. The standards used for this determination will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholder’s investment in us.

When evaluating the desirability of effecting our business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. The impacts of the COVID-19 pandemic exacerbate these risks. Accordingly, any securityholders who choose to remain securityholders following our business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

In addition, CBRE and its affiliates engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition of any target business that we may make. If CBRE or any of its affiliates provides or participates in any such debt financing arrangement it may present a conflict of interest and will have to be approved under our related person transaction policy or by our independent directors.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our business combination with a private company about which little information is available, which may result in a business combination with a business that is not as profitable as we expected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in a business combination with a business that is not as profitable as we expected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules), and the agreement relating to our business combination may have additional net tangible asset or cash requirements. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds from our Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our business combination or the terms of negotiated transactions to purchase shares in connection with our business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

A provision of our warrant agreement may make it more difficult for use to consummate a business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our business combination at a newly issued price of less than $9.20 per share of Class A common stock, then the exercise price of the warrants will be adjusted to be equal to 110% of the newly issued price. This may make it more difficult for us to consummate a business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

After our business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our business combination and if we effect our business combination, the ability of that target business to become profitable.

Risks Related to our Securities

The NYSE may delist our securities from trading on its exchange, which could limit stockholder’s ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our business combination. In order to continue listing our securities on the NYSE prior to our business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, our SAILSM securities will not be traded after completion of our business combination and, in connection with our business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, among other requirements, in order for our Class A common stock to be listed upon the consummation of our business combination, at such time, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $40,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our SAILSM securities, Class A common stock and Public Warrants are listed on the NYSE and are covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than twenty business days after the closing of our business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the warrants. We will use our commercially reasonable efforts to cause the same to become effective within 90 business days after the closing of our business combination and to maintain the effectiveness of such registration statement and a current prospectus relating those shares of Class A common stock, until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, or register or qualify the shares underlying the warrants under applicable blue sky laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to issue securities (other than upon a cashless exercise as described herein) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of SAILSM securities will have paid the full SAILSM security purchase price solely for the shares of Class A common stock included in the SAILSM securities. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying the shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of shares of our Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the VWAP (as defined below) of the shares of Class A common stock for the 10 trading days immediately prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. “VWAP” per share of our Class A common Stock on any trading day means the per share volume weighted average price as displayed under the heading Bloomberg VWAP on Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of one share of Class A common stock on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the company). “VWAP” for a period of multiple trading days means the volume-weighted average of the respective VWAPs for the trading days in such period. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered in at the IPO Closing Date, at or after the time of our business combination, our Sponsor, directors and officers and their respective permitted transferees can demand that we register the resale of their shares of our Class A common stock that have been delivered upon conversion of their alignment shares. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered for resale.

We may issue additional common stock or preferred stock to complete our business combination or under an employee incentive plan after completion of our business combination. We may also issue a large number of shares of Class A common stock upon the conversion of the Class B common stock as a result of the conversion features of such alignment shares contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 15, 2020, following the completion of the Initial Public Offering, there were 209,750,000 and 7,987,500 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the conversion of the Class B common stock. One tenth of the total outstanding alignment shares will convert into shares of our Class A common stock in each of the ten fiscal years following our business combination based on the total return on our outstanding equity capital as of the relevant measurement date above the price threshold. For more information regarding the conversion feature of our alignment shares, see “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities—Alignment Shares” of this Annual Report on Form 10-K which is incorporated herein by reference. As of the IPO Closing Date, there are no shares of preferred stock outstanding.

We may issue a substantial number of additional shares of Class A common stock or preferred stock in order to complete our business combination or under an employee incentive plan after completion of our business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock from time to time after our business combination as a result of the conversion features of the alignment shares contained in our amended and restated certificate of incorporation. However, our amended and certificate of incorporation provides, among other things, that prior to our business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly dilute the equity interest of public stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our SAILSM securities, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Subsequent to the completion of our business combination, our alignment shares will be eligible for conversion into shares of our Class A common stock based on the total return of our outstanding equity capital. Any such issuance would dilute the interest of our stockholders and likely present other risks.

Our Sponsor, directors and officers hold 2,012,500 of our alignment shares. Shares of our Class B common stock will automatically convert into shares of our Class A common stock from time to time after our business combination as a result of the conversion feature of the alignment shares contained in our amended and restated certificate of incorporation. One tenth of the total number of outstanding alignment shares will convert into shares of our Class A common stock for each of the ten fiscal years following our business combination based on the total return on our outstanding equity capital as of the relevant measurement date above the price threshold. For more information regarding the conversion feature of our alignment shares, see “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference.

As a result of such conversion feature, we may issue a substantial number of additional shares of our Class A common stock to our Sponsor, directors and officers. The issuance of additional shares of our Class A common stock upon the conversion of Class B common stock may significantly dilute the equity interest of our public stockholders, may adversely affect prevailing market prices for our Class A common stock, warrants or other outstanding equity securities and may not result in adjustment to the exercise price of our warrants.

Resources could be depleted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

The exercise price for the Public Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the Public Warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a underlying warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for the Public Warrants underlying our SAILSM securities is $11.00 per share, subject to adjustment as provided herein. As a result, the Public Warrants are less likely to ever be in the money and more likely to expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless. Additionally, the exercise price for the warrants is $11.00 per share and the warrants may expire worthless unless the stock price is higher than the exercise price during the exercise period.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described below) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us pursuant to this redemption right (except as described in “—Warrants—Public stockholders’ warrants—Redemption of warrants when the per share price of Class A common stock equals or exceeds $10.00” in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference) so long as they are held by our Sponsor or its permitted transferees.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Please see ““—Warrants—Public stockholders’ warrants—Redemption of warrants when the per share price of Class A common stock equals or exceeds $10.00” in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Finally, the exercise price of the warrants is $11.00 per share, subject to adjustment. As a result, the warrants may expire worthless unless the stock price reaches that level during the exercise period.

Our warrants and alignment shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued Public Warrants to purchase 10,062,500 shares of our Class A common stock, at a price of $11.00 per share as part of the SAILSM securities in our Initial Public Offering and, in connection with the Initial Public Offering, we issued private placement warrants to our Sponsor to purchase an aggregate of 7,366,667 shares of Class A common stock at $11.00 per share (subject to adjustment as provided herein). Our Sponsor, officers and directors currently own an aggregate of 2,012,500 shares of our Class B common stock in a private placement. The alignment shares are convertible into shares of Class A common stock in the ten fiscal years following the completion of our business combination based upon the total return of our common equity. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $3,000,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance, will increase the number of outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and alignment shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each SAILSM security contains one-fourth of one warrant and only a whole warrant may be exercised, the SAILSM securities may be worth less than SAILSM securities or similar units of other blank check companies.

Each SAILSM security contains one-fourth of one warrant. Pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares of Class A common stock, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose SAILSM securities or units include one share of common stock and one whole warrant to purchase one whole share. We have established the components of the SAILSM securities in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to SAILSM securities or units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, our SAILSM security structure may cause our SAILSM securities to be worth less than if they included a warrant to purchase one whole share.

Risks Relating to Indemnification, Litigation and Regulations

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them, and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. We have not asked our Sponsor to reserve for such obligations, and therefore, we cannot assure you that our Sponsor would be able to satisfy any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate a business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

To be exempted from regulation as an investment company under the Investment Company Act, we must ensure that (i) we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) we qualify for another exemption. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. Moreover, we do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the Trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Pursuant to the trust agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date or (B) with respect to other specified provisions relating to the rights of holders of shares of our Class A common stock; or (iii) absent our completing a business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we have not completed our business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month (or 27th month, as applicable) from the IPO Closing Date in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we are not complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the June 30th of the prior year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the June 30th of the prior year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If our management following our business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Related to our Management, Personnel and Sponosr

If we continue to take advantage of NYSE’s controlled company standards, we will be exempt from various corporate governance requirements.

NYSE listing rules generally define a “Controlled Company” as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Prior to the vote on our business combination, only holders of our alignment shares will have the right to vote on the election of directors. More than 50% of the alignment shares will be held by our Sponsor. Accordingly, prior to the vote on our business combination, we would likely satisfy the definition of being a controlled company. Since the IPO Closing Date, we have taken advantage of the relief available to a controlled company, such as exemptions from various NYSE corporate governance requirements, including the requirement to have a majority of independent directors and to have nominating/corporate governance and compensation committees comprised entirely of independent directors.

We may not hold an annual meeting of stockholders until after the consummation of our business combination. Our public stockholders will not have the right to elect directors prior to the consummation of our business combination.

In accordance with the NYSE’s corporate governance requirements, we will be required to hold an annual meeting no later than one year after our first full fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purpose of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. In addition, as holders of shares of our Class A common stock, our public stockholders will not have the right to vote on the election of directors. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our business combination, and thus we may not be in compliance with 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Our Board is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year (except for those directors appointed prior to our first annual meeting of stockholders).

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Concannon and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for other employers, including CBRE, and other third parties with which they are affiliated, and, in the case of our officers and directors affiliated with CBRE, may have time and attention requirements for other blank check companies that CBRE may sponsor in the future. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers is engaged in several other business endeavours for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by CBRE or its affiliates, which may make investments in securities or other interests of or relating to companies in industries that we may target for our business combination. CBRE and its affiliates will not have any duty to offer acquisition opportunities to us. Our officers and directors also serve or may in the future serve as officers and board members for other entities. In addition, our officers and directors affiliated with CBRE may have time and attention requirements for other blank check companies that CBRE may sponsor in the future. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our business combination. For further discussion of our officers’ and directors’ other business affairs, please see “Item 1. Business—Conflicts of Interest.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, CBRE and its affiliates, including our officers and directors who are affiliated with CBRE, may sponsor or form other blank check companies similar to ours during the period in which we are seeking a business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in their capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our Company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives, who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

For further discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 1. Business—Conflicts of Interest,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate a business combination.

Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete a business combination in a material manner and may have an adverse effect on the price of our securities.

Our officers, directors, securityholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. For example, our officers and directors who are affiliated with CBRE or its affiliates, may sponsor or form other blank check companies similar to ours during the period in which we are seeking a business combination. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, CBRE and its affiliates operate and have invested in numerous businesses. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors, including CBRE. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Selection of a Target Business and Structuring of our Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination.

As of December 31, 2020, our Sponsor, directors and officers collectively own a number of alignment shares equal to approximately 5% of our outstanding shares of common stock. In addition, as of December 31, 2020, our

Sponsor, directors and officers collectively own an aggregate of 7,366,667 private placement warrants, each exercisable to purchase one share of our Class A common stock at a price of $11.00 per share. The alignment shares and private placement warrants represent nearly the entire investment that our Sponsor, directors and officers have made in our Company, and will be worthless if we do not complete a business combination. For more information regarding our alignment shares and private placement warrants, see “—Alignment Shares” and “—Warrants—Private Placement Warrants” incorporated herein by reference in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K.

Accordingly, because our Sponsor, officer and directors stand to lose nearly their entire investment in our Company, if our business combination is not completed, a conflict of interest may arise in identifying and selecting a target business combination, completing a business combination and influencing the operation of the business following the business combination. This risk may become more acute as the 24-month (or 27-month, as applicable) deadline to complete our business combination following the IPO Closing Date approaches.

Our management may not be able to maintain control of a target business after our business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our business combination so that the post-transaction company in which our public stockholders own shares will own or acquire less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a controlling 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our business combination could own less than a majority of our outstanding common stock subsequent to our business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Our initial stockholders will control the election of our Board until consummation of our business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2020, our initial stockholders own approximately 5% of our outstanding shares of common stock but are entitled to 20% of the voting power of the common stock prior to our business combination. In addition, the alignment shares, all of which are held by our initial stockholders, will entitle the holders thereof to elect all of our directors prior to our business combination. Holders of our public shares will have no right to vote on the election of directors during such time. This director election amendment provision of our amended and restated certificate of incorporation and other provisions related to pre-business combination activities may only be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon. As a result, you will not have any influence over the election of directors prior to our business combination.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our Company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation or amended and restated bylaws and approval of major corporate transactions. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our Board, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B common stock will have the right to vote on the appointment of directors and to remove directors prior to our business combination. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our business combination.

Risks Related to our Organizational Documents

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our business combination but that some of our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including their warrant agreements, in order to effectuate our business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of a business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders, as described herein) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. As of December 31, 2020, our Sponsor, directors and officers collectively beneficially own approximately 5% of our common stock but will be entitled to 20% of the voting power of the common stock prior to our business combination, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behaviour more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Additionally, upon the occurrence of a change of control following our business combination, the prospective acquiror of the company will be required, by the terms of our amended and restated certificate of incorporation, to allow holders of the alignment shares to convert such shares into shares of our Class A common stock at a predetermined formula as set forth under “—Alignment Shares—Change of control” in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities—Alignment Shares” of this Annual Report on Form 10-K which is incorporated herein by reference. Together these provisions may make the removal of management more difficult and may discourage transactions that could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that, to the fullest extent permitted by law, any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or stockholder to us or our stockholders, (iii) action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware may be brought only in the Court of Chancery in the State of Delaware. These provisions shall not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There remains uncertainty as to whether a court would enforce our provision. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of our Company shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

General Risk Factors

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

In searching for targets for our business combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

If we effect our business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may pursue a business combination with a target business in any geographic location. If we effect our business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with difficult commercial and legal requirements of the overseas market;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	terrorist attacks or wars;

•	unexpected regulatory changes or requirements;

•	managing and staffing international operations;

•	regime change or political upheaval;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, pandemics and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

We currently maintain our executive offices at 2100 McKinney Avenue, Suite 1250, Dallas, Texas 75201. The cost for this space is included in the $10,000 per month fee that we pay CBRE, Inc., an affiliate of our Sponsor. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our SAILSM securities began trading on the NYSE under the symbol “CBAH.U” on December 15, 2020. On January 29, 2021, we announced that holders of our SAILSM securities could elect to separately trade the shares of Class A common stock and warrants included in the SAILSM securities, or continue to trade the SAILSM securities without separating them. On February 1, 2021, the shares of Class A common stock and warrants began trading on NYSE under the symbols “CBAH” and “CBAH WS,” respectively. Each whole warrant entitles the holder to purchase of one share of Class A common stock at a price of $11.00 per share, subject to adjustment as described in our final prospectus dated December 11, 2020 related to the Initial Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A common stock and will become exercisable on the later of 30 days after the completion of our business combination or 12 months from the IPO Closing Date. Our warrants expire five years after the completion of our business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b)	Holders

As of March 16, 2021, there was 1 holder of record for our SAILSM securities, 1 holder of record for our separately traded shares of Class A Common stock, 7 holders of record for our alignment shares and 8 holders of record for our separately traded warrants.

(c)	Dividends

We have not paid any cash dividends on shares of our common stock to date and do not intend to pay any cash dividends prior to the completion of our business combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our Board at such time. Any payment of dividends or other distributions will be subject to consent of holders of a majority of the then outstanding shares of Class B common stock. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The graph is not included because as of December 31, 2020, trading of our SAILSM securities was limited to a very short duration. Further, on January 29, 2021, the Company announced that the holders of the Company’s SAILSM securities could elect to separately trade the shares of Class A common stock, par value $0.0001 per share and warrants included in the SAILSM securities commencing on February 1, 2021.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On October 13, 2020, our Sponsor purchased 100 shares of undesignated common stock for an aggregate purchase price of $100, or $1.00 per share. On November 6, 2020, our Sponsor purchased an aggregate of 2,300,000 shares of our Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. On November 27, 2020, 287,500 of such shares were forfeited by the holder thereof. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. In connection with the Initial Public Offering, our Sponsor sold 20,125 alignment shares and 18,417 private placement warrants to each of our directors (other than Ms. Giamartino and Mr. Sulentic), or their respective designees. In addition, our Sponsor sold 100,625 alignment shares and 36,833 private placement warrants to one of our officers, Cash J. Smith. As of December 31, 2020, our Sponsor, directors and officers collectively own a number of alignment shares equal to approximately 5% of our outstanding shares of common stock as of the IPO Closing Date. Our Initial Public Offering was consummated on December 15, 2020.

In connection with the consummation of the Initial Public Offering and the issuance and sale of the SAILSM securities, we consummated the private placement of 7,366,667 private placement warrants at a price of $1.50 per private placement warrant, each exercisable to purchase one share of Class A common stock at $11.00 per share, generating total proceeds of approximately $11,050,000.

The private placement warrants are substantially similar to the Public Warrants sold as part of the SAILSM securities in the Initial Public Offering, except that if held by our Sponsor, certain directors or officers of the Company or their permitted transferees (i) they will not be redeemable by the Company (except in certain circumstances when the Public Warrants are called for redemption and the $10.00 per share Class A common stock threshold is met, as described in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference); (ii) they will not be transferable, assignable or salable until 30 days after the completion of the Company’s business combination (except, among other limited exceptions, as described in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference, to the Company’s officers and directors and other persons or entities affiliated with our Sponsor); (iii) they may be exercised by the holders on a cashless basis; and (iv) the private placement warrants (including the shares of Class A common stock issuable upon exercise of such private placement warrants) are entitled to certain registration rights. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On December 10, 2020, our registration statement on Form S-1 (File No. 333-249958) was declared effective by the SEC for the Initial Public Offering pursuant to which we sold an aggregate of 40,250,000 SAILSM securities, including the issuance of 5,250,000 SAILSM securities as a result of the underwriter’s exercise of its over-allotment option. The SAILSM securities were sold at an offering price of $10.00 per SAILSM security, generating gross proceeds of $402,500,000 (including the proceeds from the exercise of the underwriter’s over-allotment option).

After deducting the underwriting discounts and commissions (excluding the deferred underwriting discount held in the trust account, which amount will be payable upon the consummation of our business combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement warrants was $402,500,000 (or $10.00 per SAILSM security sold in the Initial Public Offering), which was placed in the trust account in the United States maintained by the Trustee.

Through December 15, 2020, we incurred $22,926,943 for costs and expenses related to the Initial Public Offering. At the IPO Closing Date, we paid a total of $8,050,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,087,500 in underwriting commissions, which amount will be payable upon consummation of our business combination, if consummated. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated December 15, 2020 which was filed with the SEC.

Our Sponsor, officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months (or 27 months, as applicable) from the IPO Closing Date to complete our business combination. If we are unable to complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2020, $402,501,008 was held in the trust account, and we had approximately $625,916 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected historical financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, and the notes and schedules related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income Statement Data: Prior to the IPO Closing Date, we consummated the private placement of 7,366,667 private placement warrants at a price of $1.50 per private placement warrant, each exercisable to purchase one share of Class A common stock at $11.00 per share, generating total proceeds of approximately $11,050,000.

For the period from October 13, 2020 (inception) to December 31, 2020
Operating expenses	$(270,533)
Franchise tax expense	(26,218)

Loss from operations	(296,751)

Accrued interest income (from Trust Account)	1,008

Net loss	$(295,743)

Per Share Data:

Weighted average shares of Class A common stock outstanding – basic and diluted	8,553,125
Net loss per share of Class A common stock– basic and diluted	$(0.00)
Weighted average shares of Class B common stock outstanding – basic and diluted	1,484,249
Net loss per share of Class B common stock– basic and diluted	$(0.20)

Balance Sheet Data:

As of December 31, 2020
Working capital(1)	$1,938,906
Total assets(2)	$404,573,961
Total liabilities	$(14,221,547)
Stockholders’ equity	$5,000,0001

(1)	Includes $625,916 in cash, plus $1,447,037 of prepaid and other assets, less $134,047 of current liabilities.
(2)	Includes $625,916 in cash, $1,447,037 of prepaid and other assets plus $402,501,008 of assets held in the Trust Account.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on October 13, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets, which we refer to throughout this Annual Report on Form 10-K as our business combination. We completed our Initial Public Offering on December 15, 2020.

Since completing our Initial Public Offering, we have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, including entering into discussions with potential target businesses, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or had discussions with or with any other target business. Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader CBRE platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement warrants, our common stock, debt, or a combination of cash, stock and debt.

Results of Operations

For the period from October 13, 2020 to December 31, 2020, we had a net loss of $295,743. As of December 31, 2020, we had neither engaged in any operations nor generated any revenues to date. Our only activities prior to December 31, 2020 have been organizational activities and those necessary to prepare for the Initial Public Offering. We will not generate any operating revenues until after completion of our business combination, at the earliest. Since completing our Initial Public Offering, we generate non-operating income on cash and funds held in the trust account in the form of interest income on cash and funds invested in specified U.S. government treasury obligations or in specified money market funds which invest only in direct U.S. government treasury obligations. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our last audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We cannot assure you that our plans to complete our business combination will be successful.

Subsequent to December 31, 2020, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a business combination. We believe that we have sufficient funds available to complete our efforts to effect a business combination with an operating business by December 15, 2022 (or March 15, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for our business combination by December 15, 2022 but have not completed our business combination by such date). However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.

Liquidity and Capital Resources

On October 13, 2020, our Sponsor purchased 100 shares of undesignated common stock for an aggregate purchase price of $100, or $1.00 per share. On November 6, 2020, our Sponsor purchased an aggregate of 2,300,000 shares of our Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. On November 27, 2020, 287,500 of such shares were forfeited by the holder thereof. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible.

On October 21, 2020, our Sponsor agreed to loan us up to $300,000 by the issuance of an unsecured promissory note to be used for a portion of the expenses related to the organization of our company and our Initial Public Offering. As of December 15, 2020 the outstanding balance on the loan was $215,316. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021, and the closing of our Initial Public Offering. The loan was repaid in full upon the consummation of our Initial Public Offering out of the $1,500,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

On December 15, 2020 we consummated our Initial Public Offering of 40,250,000 SAILSM, including the issuance of 5,250,000 SAILSM securities as a result of the underwriter’s exercise of its over-allotment option. Each SAILSM security consists of one share of Class A common stock, $0.0001 par value per share (the “Class A common stock”), and one-fourth of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.00 per share. The SAILSM securities were sold at an offering price of $10.00 per SAILSM security, generating gross proceeds of $402,500,000, including the proceeds from the exercise of the underwriter’s over-allotment option. In connection with the consummation of the Initial Public Offering and the issuance and sale of the SAILSM securities, we consummated the private placement of 7,366,667 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant, each exercisable to purchase one share of Class A common stock at $11.00 per share, generating total proceeds of approximately $11,050,000. After deducting the underwriting discounts and commissions (excluding the deferred underwriting discount held in the trust account, which amount will be payable upon the consummation of our business combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement warrants was $402,500,000 (or

$10.00 per SAILSM security sold in the Initial Public Offering), which was placed in the trust account in the United States maintained by the Trustee. The amount of proceeds not deposited in the trust account was $1,500,000 at the closing of our Initial Public Offering. Funds will remain in the trust account except for the withdrawal of interest earned on the funds that may be released to the us to pay taxes.

At December 31, 2020, we had $402,501,008 in the trust account and we had $625,916 in cash and cash equivalents outside the trust account, which is available to fund our working capital requirements. On February 16, 2021, we entered into a second amended and restated promissory note (the “second amended and restated promissory note”) with our sponsor, with borrowing capacity up to $3,000,000. in order to finance transaction costs in connection with an intended Business Combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a Business Combination and (ii) December 31, 2022. The principal amount of such loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of our sponsor. These warrants would be identical to the private placement warrants. No amounts have been borrowed under the note by the Company as of March 31, 2021.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions) to complete our business combination. We may withdraw interest to pay our taxes, if any. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be approximately $10,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2020.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at December 31, 2020. In connection with the Initial Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $10,000 to CBRE, Inc., an affiliate of our Sponsor, for office space, administrative and support services. The administrative services agreement terminates upon the earlier of the completion of a business combination or the liquidation of the Company. The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,050,000) was paid at the IPO Closing Date, and 3.5% ($14,087,500) was deferred. The deferred underwriting commission will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the deferred underwriting discount.

A portion of the deferred underwriting commission, not to exceed 20% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid (a) to any underwriter from our Initial Public Offering in an amount (at the sole discretion of the Company’s management team) that is disproportionate to the portion of the aggregate deferred underwriting commission payable to such underwriter based on their participation in Initial Public Offering and/or (b) to third parties that did not participate in our Initial Public Offering (but who are members of FINRA) that assist the Company in consummating a Business

Combination. The election to re-allocate or make any such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2020 and the results of operations and cash flows for the period presented. Actual results could materially differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Class A Common Stock Subject to Possible Redemptions

The Company accounts for its common stock as subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. The Company has not considered the effect of the Private Placement Warrants to purchase an aggregate of 7,366,667 Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common stock, basic and diluted for Class A common stock, is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding for the period. Net income (loss) per common stock, basic and diluted for Class B common stock, is calculated by dividing net income (loss), less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period presented.

The Company’s net loss is adjusted for the portion of income that is attributable to Class A common stock subject to redemption as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not income or losses of the Company.

Stock-Based Compensation

Stock-based compensation expense associated with the Company’s equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using Monte Carlo and Binomial simulations. Forfeitures are recognized as incurred.

The Company sold an aggregate of 2,300,000 alignment shares to the Sponsor on November 6, 2020. On November 27, 2020, the Sponsor sold 201,250 alignment shares to certain of the Company’s directors, or their respective designees, and an officer of the Company and forfeited 287,500 Alignment Shares due to an adjustment pursuant to the Initial Public Offering. See “Note 3—Initial Public Offering—Alignment Shares” for additional details. As of December 31, 2020, 2,012,500 alignment shares were issued and outstanding.

On December 10, 2020, the Company sold an aggregate of 7,366,667 private placement warrants at a price of $1.50 per warrant to the Sponsor in a private placement that occurred simultaneously with the completion of the Initial Public Offering. See “Note 3—Initial Public Offering—Private Placement Warrants” for additional details.

The Company determined that the incremental fair value over the price paid for the alignment shares and private placement warrants would qualify as stock-based compensation within scope of ASC 718, Compensation—Stock Compensation (“ASC 718”) as a result of the services the Sponsor and directors and officers are providing to the Company through the date of a business combination.

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. The alignment shares and private placement warrants were granted subject to a performance condition (i.e., the occurrence of a business combination ), as well as various market conditions (i.e., stock price targets after consummation of the business combination). The various market conditions are considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the alignment shares and private placement warrants is recognized only when the performance condition is probable of occurrence. As of December 31, 2020, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized during the year ended December 31, 2020. Unrecognized stock-based compensation expense in excess of $250 million would be recognized at the date a business combination is considered probable (i.e., upon consummation).

Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements based on current operations of the Company. The impact of any recently issued accounting standards will be re-evaluated on a regular basis or if a business combination is completed where the impact could be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities from October 13, 2020 to December 31, 2020 consisted solely of organizational activities and activities relating to our Initial Public Offering. We have not engaged in any hedging activities since our inception on October 13, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KPMG LLP Suite 1500 550 South Hope Street Los Angeles, CA 90071-2629

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CBRE Acquisition Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CBRE Acquisition Holdings, Inc. (the Company) as of December 31, 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from October 13, 2020 (inception) through December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 13, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California

March 31, 2021

CBRE ACQUISITION HOLDINGS, INC.

BALANCE SHEET

December 31, 2020

ASSETS
Current Assets:
Cash	$625,916
Prepaid and other current assets	1,447,037

Total Current Assets	2,072,953
Assets held in Trust Account	402,501,008

Total Assets	$404,573,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,835
Due to related party	6,144
Franchise tax payable	26,218
Accrued expenses	96,850

Total Current Liabilities	134,047
Deferred underwriting commission	14,087,500

Total Liabilities	14,221,547
Commitments and contingencies	—
Class A common stock subject to possible redemption, 38,535,241 shares at December 31, 2020 at a redemption value of $10.00 per share	385,352,413
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized, 1,714,759 shares issued and outstanding (excluding 38,535,241 shares subject to redemption)	171
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 2,012,500 shares issued and outstanding	201
Additional paid-in capital	5,295,372
Accumulated deficit	(295,743)

Total Stockholders’ Equity	5,000,001

Total Liabilities and Stockholders’ Equity	$404,573,961

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF OPERATIONS

For the period from October 13, 2020 (inception) through December 31, 2020

Operating expenses	$270,533
Franchise tax expense	26,218

Loss from operations	296,751

Other income:
Interest income earned on assets held in Trust Account	1,008

Loss before income tax expense	$(295,743)
Provision for income taxes	—

Net loss	$(295,743)

Weighted average shares outstanding of Class A common stock	8,553,125

Basic and diluted net income per share, Class A common stock	$0.00

Weighted average shares outstanding of Class B common stock	1,484,249

Basic and diluted net loss per share, Class B common stock	$(0.20)

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from October 13, 2020 (inception) to December 31, 2020

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at October 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor, net of forfeiture, at $0.0001 per share(1)	—	—	2,012,500	201	24,899	—	25,100
Sale of Private Placement Warrants to Sponsor	—	—	—	—	11,050,000	—	11,050,000
Proceeds from initial public offering of units on December 10, 2020 at $10.00 per unit	40,250,000	4,025	—	—	402,495,975	—	402,500,000
Offering costs	—	—	—	—	(22,926,943)	—	(22,926,943)
Class A common stock subject to possible redemption	(38,535,241)	(3,854)	—	—	(385,348,559)	—	(385,352,413)
Net loss attributable to common stock	—	—	—	—	—	(295,743)	(295,743)

Balance at December 31, 2020	1,714,759	$171	2,012,500	$201	$5,295,372	$(295,743)	$5,000,001

(1)

On October 13, 2020, CBRE Acquisition Sponsor, LLC (the “Sponsor”) purchased 100 undesignated shares of common stock for a purchase price of $100, or $1 per share, and advanced $25,000 to CBRE Acquisition Holdings, Inc. (the “Company”) in exchange for a promissory note. On November 6, 2020, the Sponsor purchased an aggregate of 2,300,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share, paid through the cancellation of an equivalent outstanding amount under the promissory note between the Company and the Sponsor, and the tender to the Company of all 100 shares of the Company’s undesignated common stock held by the Sponsor. On November 27, 2020, 287,500 shares of Class B common stock were forfeited by the Sponsor. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 alignment shares to certain of the Company’s directors, or their respective designees, and an officer of the Company.

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CASH FLOWS

For the period from October 13, 2020 (inception) to December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued interest income (from Trust Account)	(1,008)
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,447,037)
Accounts payable	4,835
Due to related party	6,144
Franchise tax payable	26,218
Accrued expenses	96,850

Net cash used in operating activities	$(1,609,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds deposited in Trust Account	$(402,500,000)

Net cash used in investing activities	$(402,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	$402,500,000
Proceeds from issuance of private placement warrants	11,050,000
Proceeds from note payable – Sponsor	240,416
Repayment of note payable – Sponsor	(215,316)
Payment of offering related costs	(8,839,443)

Net cash provided by financing activities	$404,735,657

Increase in cash	625,916
Cash at beginning of period	—

Cash at end of period	$625,916

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Extinguishment of note payable for issuance of Class B common stock	$25,100
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Change in Class A common stock subject to possible redemption	$385,352,413

The accompanying notes are an integral part of the financial statements.

CBRE Acquisition Holdings, Inc.

Notes to the Financial Statements

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

CBRE Acquisition Holdings, Inc. (the “Company”) was incorporated as a Delaware corporation on October 13, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On October 13, 2020, the Company was funded by its Sponsor (as defined below) in the amount of $25,100, purchasing 100 undesignated shares of common stock for $100 and advancing $25,000 in exchange for a promissory note. The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering (as described below). All activity for the period from October 13, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the Initial Public Offering and since the Initial Public Offering. The Company will not generate operating revenues prior to the completion of its Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. See “The Trust Account” below. The Company has selected December 31st as its fiscal year end.

Sponsor

The Company’s sponsor is CBRE Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). On November 6, 2020, the Sponsor purchased an aggregate of 2,300,000 shares of Class B common stock (“Class B common stock” or “Alignment Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share, paid through the cancellation of an equivalent outstanding amount under the promissory note between the Company and the Sponsor, and the tender to the Company of all 100 shares of the Company’s undesignated common stock held by the Sponsor. On November 27, 2020, 287,500 shares of Class B common stock were forfeited by the Sponsor. In connection with the Initial Public Offering, the Company amended and restated its certificate of incorporation to reclassify its Class B common stock. See “Note 3—Initial Public Offering—Alignment Shares” below. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company.

Initial Public Offering

The Company intends to finance a Business Combination with proceeds of $402,500,000 from the Initial Public Offering of 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) consisting of one share of Class A of common stock, $0.0001 par value, of the Company (“Class A common stock”) and one-fourth of one warrant and approximately $11,050,000 from the sale of 7,366,667 Private Placement Warrants (as defined below) at $1.50 per warrant. Approximately $402,500,000 was held in a Trust Account (as defined below) as of the closing of the Initial Public Offering and the sale of Private Placement Warrants. The underwriter’s over-allotment option, which was exercised in full by the underwriter on December 11, 2020 included 5,250,000 SAILSM securities consisting of 5,250,000 shares of Class A common stock and 1,312,500 warrants which were issued to cover over-allotments.

The Trust Account

Of the $413,550,000 in proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, $402,500,000 was deposited in an interest-bearing U.S. based trust account (“Trust Account”). The funds in the Trust Account will be invested only in specified U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “permitted investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering or (B) with respect to other specified provisions relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if it has not completed a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, subject to applicable law.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence costs on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, a Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock either (i) in connection with a stockholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions payable to the underwriter. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A common stock voted are voted in favor of the Business Combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company has 24 months from the closing date of the Initial Public Offering to complete its Business Combination (or 27 months, as applicable). If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefore, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they will waive their rights to liquidating distributions from the Trust Account with respect to their Alignment Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable). However, if the Sponsor and the Company’s officers and directors acquire public shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the allotted 24 month period (or 27 month period, as applicable).

The underwriter has agreed to waive its rights to any deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares.

If the Company fails to complete a Business Combination, the redemption of the Company’s public shares will reduce the book value of the shares held by the Sponsor and the Company’s directors and officers, who will be the only remaining stockholders after such redemptions.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such shares have been recorded at their redemption amount and classified as temporary equity in accordance with FASB Accounting Standards Codification (ASC) 480, “Distinguishing Liabilities from Equity.”

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to additional funds from the Sponsor that are sufficient to fund the working capital needs of the Company for at least one year from the issuance of these financial statements. See “Note 4—Related Party Transactions—Notes Payable—Sponsor” for further information.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2020 and the results of operations and cash flows for the period presented.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and

Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2020.

Assets Held in Trust Account

The Company invests in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company.

As of December 31, 2020, the assets held in the Trust Account are comprised of $402,500,000 invested in marketable debt securities and $1,008 of interest receivable associated with those investments. The Company classifies the marketable debt securities held in the Trust Account as available for sale. Available for sale debt securities are carried at their fair value and any difference between cost and fair value is recorded as an unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income (loss) in the consolidated statements of equity. The cost of securities sold is based on the specific identification method. The estimated fair values of marketable debt securities held in the Trust Account are determined using available market information. During the period from October 13, 2020 (inception) to December 31, 2020, there have been no realized or unrealized gains or losses, or declines in value resulting from credit losses on the debt securities held in the Trust Account. Interest and dividends on the debt securities held in the Trust Account are included in Interest income earned on assets held in Trust Account in the statement of operations.

As of December 31, 2020, the assets held in the Trust Account are comprised of $402,500,000 invested in marketable securities and $1,008 of interest receivable associated with those investments. During the period from October 13, 2020 (inception) to December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Class A Common Stock Subject to Possible Redemptions

The Company accounts for its common stock as subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I — Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II — Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Offering Costs

The Company incurred $22,926,943 in offering costs in connection with the Initial Public Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” These costs were charged to additional paid-in capital upon completion of the Initial Public Offering.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes,” Topic of the FASB ASC (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax provisions, such as net operating loss carryback periods, alternative minimum tax credit refunds, deferral of employer payroll taxes deferring payroll tax payments, establishing a credit for the retention of certain employees, relaxing limitations on the deductibility of interest, and updating the definition of qualified improvement property. This legislation currently has no material impact to income tax expense on the Company’s financial statements.

Net Loss per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. The Company has not considered the effect of the Private Placement Warrants to purchase an aggregate of 7,366,667 Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common stock, basic and diluted for Class A common stock, is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A common stock outstanding for the period. Net income (loss) per common stock, basic and diluted for Class B common stock, is calculated by dividing net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period presented.

The Company’s net loss is adjusted for the portion of income that is attributable to Class A common stock subject to redemption as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not income or losses of the Company. Accordingly, basic and diluted net income per Class A common stock and net loss attributable to holders of Class B common stock is calculated as follows:

For the period from October 13, 2020 (inception) to December 31, 2020
Interest income on Assets held in Trust Account	$1,008
Expenses available to be paid with interest income from Trust Account	—

Net income available to holders of Class A common stock	$1,008

Net loss	(295,743)
Less: income attributable to Class A common stock	1,008

Net loss attributable to holders of Class B common stock	$(296,751)

Weighted average shares outstanding of Class A common stock	8,553,125

For the period from October 13, 2020 (inception) to December 31, 2020
Basic and diluted net income per share, Class A common stock	$0.00

Weighted average shares outstanding of Class B common stock	1,484,249

Basic and diluted net loss per share, Class B common stock	$(0.20)

Stock-Based Compensation

Stock-based compensation expense associated with the Company’s equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using Monte Carlo and Binomial simulations. Forfeitures are recognized as incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to “Note 7—Stock-Based Compensation” for the valuation of our stock-based compensation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) at a price of $10.00 per unit (a “SAILSM security”). Each SAILSM security consists of one share of Class A common stock of the Company at $0.0001 par value and one-fourth of one redeemable warrant (or 10,062,500 redeemable warrants in the aggregate) (the “Redeemable Warrants”). Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Redeemable Warrants. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.00 per share subject to adjustment as provided herein. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the SAILSM securities and only whole warrants will trade. The Company granted the underwriter a 45-day option to purchase up to an additional 5,250,000 SAILSM securities to cover over-allotments, which was exercised in full by the underwriter on December 11, 2020.

Alignment Shares

As of December 31, 2020, the Sponsor and the Company’s directors and officers hold 2,012,500 Alignment Shares. The Alignment Shares are designated as shares of Class B common stock and were reclassified in connection with the Initial Public Offering by the Company’s second amended and restated certificate of incorporation, filed on December 10, 2020. As discussed further in Note 4, the Sponsor purchased the shares of Class B common stock for an aggregate purchase price of $25,000 or approximately $0.01 per share. The purchase price of the Alignment Shares was determined by dividing the amount contributed to the Company by the number of Alignment Shares issued. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. The Alignment Shares are entitled to 20% of the voting power of the Company’s common stock prior to the completion of the Company’s Business Combination.

The Alignment Shares are designated as shares of Class B common stock and are different from the shares of Class A common stock included in the SAILSM securities in several important ways, including that:

•	Only holders of the Alignment Shares have the right to vote on the election of directors prior to the Business Combination;

•	The Alignment Shares are subject to certain transfer restrictions, as described in more detail below;

•

The Sponsor and the Company’s officers and directors have entered a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Alignment Shares and public shares they hold in connection with the completion of the Business Combination, (ii) to waive their redemption rights with respect to any Alignment Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering or with respect to other specified provisions relating to stockholders’ rights or pre-Business Combination activity; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if the Company fails to complete a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, although they are entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete a Business Combination within such time period. If the Company submits the Business Combination to the public stockholders for a vote, the Sponsor and the Company’s directors and officers have agreed, pursuant to such letter agreement, to vote their Alignment Shares and any public shares purchased during or after the Initial Public Offering in favor of the Business Combination; and

•

The 2,012,500 shares of Class B common stock, par value $0.0001 per share, will convert as follows: on the last day of each measurement period, which will occur annually over ten fiscal years following the consummation of the Business Combination (and, with respect to any measurement period in which the Company undergoes a change of control or in which the Company is liquidated, dissolved or wound up, on the business day immediately prior to such event instead of on the last day of such measurement period), 2,012,500 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of the Company’s Class A common stock (“conversion shares”), as follows:

•

If the sum (such sum, the “Total Return”) of (i) the VWAP, calculated in accordance with “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities—Alignment Shares—Volume weighted average price” of this Annual Report on Form 10-K which is incorporated herein by reference, of shares of Class A common stock for the final fiscal quarter in such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of Class A common stock on the record date for which is on or prior to the last day of the measurement period does not exceed the price threshold (as defined below), the number of conversion shares for such measurement period will be 2,013 shares of Class A common stock;

•

If the Total Return exceeds the price threshold but does not exceed an amount equal to 130% of the price threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,013 shares of Class A common stock and (ii) 20% of the difference between the Total Return and the price threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of shares of Class A common stock outstanding immediately after the closing of the Initial Public Offering (including any exercise of the over-allotment option) and (y) if in connection with the Business Combination there are issued any shares of Class A common stock or Equity-Linked Securities (as defined below), the number of shares of Class A common stock so issued and the maximum number of shares of Class A common stock issuable (whether settled in shares or in cash) upon conversion or exercise of such Equity-Linked Securities, divided by (B) the Total Return; and

•

If the Total Return exceeds an amount equal to 130% of the price threshold, then the number of conversion shares for such measurement period will be the greater of (i) 2,013 shares of Class A common stock and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the price threshold and the price threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the price threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

The term “measurement period” means (i) the period beginning on the date of the Company’s Business Combination and ending with, and including, the first fiscal quarter following the end of the fiscal year in which the Company consummates the Business Combination and (ii) each of the nine successive four-fiscal-quarter periods. The “price threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the price threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any stock splits, stock capitalizations, stock combinations, stock dividends, reorganizations, recapitalizations or any such similar transactions). “Equity-Linked Securities” means securities issued by the Company and/or any entities that (after giving effect to completion of the Business Combination) are subsidiaries of the Company that are directly or indirectly convertible into or exercisable for shares of Class A common stock, or for a cash settlement value in lieu thereof. The foregoing calculations will be based on the Company’s fiscal year and fiscal quarters, which may change as a result of the Business Combination.

Upon a change of control occurring after the Business Combination (but not in connection with the Business Combination), for the measurement period in which the change of control transaction occurs, the 201,250 Alignment Shares will automatically convert into conversion shares (on the business day immediately prior to such event), as follows:

•

If, prior to the date of such change of control, the Alignment Shares have already cumulatively converted into a number of shares of Class A common stock equal in the aggregate to at least 5% of the Closing Share Count (the “5% Threshold Amount”), the number of conversion shares will equal the greater of (i) 2,013 shares of Class A common stock and (ii) the number of shares of Class A common stock that would be issuable based on the excess of the Total Return above the price threshold as described above with such Total Return calculated based on the purchase price or deemed value agreed upon in the change of control transaction rather than the VWAP for the final fiscal quarter in the relevant measurement period;

•

If, prior to the date of the change of control, the Alignment Shares have not already cumulatively converted into a number of shares of Class A common stock equal in the aggregate to at least the 5% Threshold Amount, the number of conversion shares will equal the greater of (i) the 5% Threshold Amount less any shares of Class A common stock previously issued upon conversion of Alignment Shares and (ii) the number of shares that would be issuable based on the excess of the Total Return above the price threshold described above with the Total Return calculated based on the purchase price or deemed value agreed upon in the change of control transaction rather than the VWAP for the final fiscal quarter in the relevant measurement period; and

•

To the extent any remaining tranches of 201,250 Alignment Shares remain outstanding, each remaining tranche of 201,250 Alignment Shares will automatically convert into 2,013 shares of the Company’s Class A common stock.

The Company’s Sponsor, directors and officers have agreed not to transfer, assign or sell (i) any of their respective Alignment Shares except to any permitted transferees and (ii) any of their respective shares of Class A common stock deliverable upon conversion of the Alignment Shares for 30 days following the completion of the Company’s Business Combination.

Private Placement Warrants

On December 10, 2020 the Sponsor purchased from the Company an aggregate of 7,366,667 Private Placement Warrants at a price of $1.50 per warrant (approximately $11,050,000 in the aggregate), in a private placement that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement Warrants’’). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.00 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the time of closing $402,500,000 are held in the Trust Account. The Private Placement Warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the SAILSM securities being sold in the Initial Public Offering. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete a Business Combination within 24 months from the closing of this offering (or 27 months, as applicable), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Registration and Stockholder Rights

The registration and stockholder rights agreement of the Company (the “Registration and Stockholder Rights Agreement”) provides that holders of the Alignment Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, have registration rights to require the Company to register a sale of any of the Company’s securities held by such holders. These holders are entitled to make demands that the Company register such securities for sale under the Securities Act. In addition, these holders have certain “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the costs and expenses incurred in connection with filing any such registration statements. Pursuant to the Registration and Stockholder Rights Agreement, the Sponsor is entitled to nominate three individuals for election to the Company’s board of directors, as long as the Sponsor holds any securities covered by the Registration and Stockholder Rights Agreement.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all third party vendors (other than the Company’s independent auditors) and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 4—RELATED PARTY TRANSACTIONS

Shares of Common Stock

On October 13, 2020, the Sponsor purchased 100 undesignated shares of common stock for a purchase price of $100, or $1 per share, and advanced $25,000 in exchange for a promissory note. Prior to the Sponsor’s initial investment in the Company, the Company had no assets. On November 6, 2020, the Sponsor purchased an aggregate of 2,300,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share, paid through the cancellation of an equivalent outstanding amount under the promissory note between the Company and the Sponsor, and the tender to the Company of all 100 shares of the Company’s undesignated common stock held by the Sponsor. See “Note payable—Sponsor” and “Note 6—Stockholders’ Equity” below. On November 27, 2020, 287,500 shares of Class B common stock were forfeited by the Sponsor. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. As of December 31, 2020, the Sponsor and the Company’s directors and officers hold 2,012,500 Alignment Shares.

Private Placement Warrants Purchase

On December 10, 2020, the Sponsor purchased from the Company an aggregate of 7,366,667 Private Placement Warrants at a price of $1.50 per warrant or approximately $11,050,000 in the aggregate. See “Note 3—Initial Public Offering—Private Placement Warrants.” Approximately $3,000,000 of proceeds of the Private Placement Warrants purchase were added to the capital of the Company.

Note Payable—Sponsor

On October 13, 2020, the Sponsor advanced $25,000 to the Company in exchange for a promissory note. On November 6, 2020, the Sponsor purchased an aggregate of 2,300,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share, paid through the cancellation of an equivalent outstanding amount under the promissory note between the Company and the Sponsor, and the tender to the Company of all 100 shares of the Company’s undesignated common stock held by the Sponsor. Prior to the Initial Public Offering, the Sponsor loaned the Company $215,316 pursuant to an amended and restated unsecured promissory note to cover expenses related to the Company’s Initial Public Offering. These loans were noninterest bearing, unsecured and due at the earlier of June 30, 2021 and the closing of the Initial Public Offering. The $215,316 loan made pursuant to the amended and restated unsecured promissory note was repaid upon the completion of the Initial Public Offering out of the offering proceeds that have been allocated for the payment of offering expenses (other than underwriting commissions) not held in the Trust Account.

On February 16, 2021, the Company entered into a Second Amended and Restated Promissory Note with the Sponsor, with borrowing capacity up to $3,000,000, in order to finance transaction costs in connection with an intended Business Combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a Business Combination and (ii) December 31, 2022. The principal amount of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of our sponsor. These warrants would be identical to the private placement warrants. No amounts have been borrowed under the note by the Company as of March 31, 2021.

Administrative Service Agreement

On December 10, 2020, the Company entered into an agreement to pay $10,000 a month for office space, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. The Company recorded $6,144 of expense related to this agreement, which is included in Operating expenses on the Statement of Operations and Due to related party on the Balance Sheet.

NOTE 5— COMMITMENT AND CONTINGENCIES

Underwriting Agreement

The underwriter was entitled to underwriting discounts and commissions of $0.55 per unit, or $22,137,500, of which $8,050,000 was paid at closing of the Initial Public Offering. As of December 31, 2020, the Company had $14,087,500 of accrued offering costs in the accompanying balance sheet, representing deferred underwriting commissions that will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. A portion of such amount, not to exceed 20% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid (a) to any underwriter from the Company’s Initial Public Offering in an amount (at the sole discretion of the Company’s management team) that is disproportionate to the portion of the aggregate deferred underwriting commission payable to such underwriter based on their participation in Initial Public Offering and/or (b) to third parties that did not participate in the Company’s Initial Public Offering (but who are members of FINRA) that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6—STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 1,714,759 shares of Class A common stock issued and outstanding, excluding 38,535,241 shares of Class A common stock subject to possible redemption.

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 2,012,500 shares of Class B common stock issued and outstanding.

The underwriter’s over-allotment option, which was exercised in full by the underwriter on December 11, 2020, included 5,250,000 SAILSM securities consisting of 5,250,000 shares of Class A common stock and 1,312,500 warrants which were issued to cover over-allotments.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Upon the closing of the Initial Public Offering, the Company simultaneously issued the Private Placement Warrants. The Private Placement Warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the SAILSM securities being sold in the Initial Public Offering. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination. If the Company does not complete the Business Combination within 24 months from the closing of this offering (or 27-months, as applicable), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 7—STOCK-BASED COMPENSATION

The Company sold an aggregate of 2,300,000 Alignment Shares to the Sponsor on November 6, 2020. On November 27, 2020, the Sponsor sold 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company and forfeited 287,500 Alignment Shares due to an adjustment pursuant to the Initial Public Offering. See “Note 3—Initial Public Offering—Alignment Shares” for additional details. As of December 31, 2020, 2,012,500 Alignment Shares were issued and outstanding.

On December 10, 2020, the Company sold an aggregate of 7,366,667 Private Placement Warrants at a price of $1.50 per warrant to the Sponsor in a private placement that occurred simultaneously with the completion of the Initial Public Offering. See “Note 3—Initial Public Offering—Private Placement Warrants” for additional details.

The Company determined that the incremental fair value over the price paid for the Alignment Shares and Private Placement Warrants would qualify as stock-based compensation within scope of ASC 718, Compensation – Stock Compensation (“ASC 718”) as a result of the services the Sponsor and directors and officers are providing to the Company through the date of a Business Combination.

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. The Alignment Shares and Private Placement Warrants were granted subject to a performance condition (i.e., the occurrence of a Business Combination ), as well as various market conditions (i.e., stock price targets after consummation of the Business Combination). The various market conditions are considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Alignment Shares and Private Placement Warrants is recognized only when the performance condition is probable of occurrence. As of December 31, 2020, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized during the year ended December 31, 2020. Unrecognized stock-based compensation expense in excess of $250 million would be recognized at the date a Business Combination is considered probable (i.e., upon consummation).

NOTE 8—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market fund held by Trust Account	$402,500,000	—	—

Total	$402,500,000	—	—

NOTE 9—INCOME TAXES

The Company’s financial statements include total net loss before taxes of approximately $295,743 for the year ended December 31, 2020. The income tax provision consists of the following:

December 31, 2020
Federal	—
Current	—
Deferred	—
State and local	—
Current	—
Deferred	—
Income tax provision (benefit)	—

The reconciliation of the differences between the provision/(benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	December 31, 2020
	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	(62,106)	21%
Valuation allowance activity	62,106	-21%
Total income tax provision/(benefit)	—	0%

The components of deferred tax assets and liabilities as of December 31, 2020 are as follows:

December 31, 2020
Asset (Liability)
Net Operating Losses	5,294
Capitalized Costs	56,812

Deferred Taxes Before Valuation	62,106
Allowance	—
Valuation allowance	(62,106)

Net deferred tax assets/(liabilities), net of allowance	—

As of December 31, 2020, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates there is more than a 50% likelihood that the position will be sustained upon examination, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2020, the Company does not have any uncertain tax positions.

Our continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. For the period from October 13, 2020 (inception) to December 31, 2020, we did not accrue any interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NOTE 10—SUBSEQUENT EVENTS

Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2021, the date the financial statements were issued. Other than the promissory note described in Note 4, the Company did not identify any subsequent events that would have required adjustment or disclosure to the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Rule 13a-15 and 15(d)-15(e) of the Exchange Act, as amended, requires that we conduct an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and we have a disclosure policy in furtherance of the same. This evaluation is designed to ensure that all corporate disclosure is complete and accurate in all material respects. The evaluation is further designed to ensure that all information required to be disclosed in our SEC reports is accumulated and communicated to management to allow timely decisions regarding required disclosures and recorded, processed, summarized and reported within the time periods and in the manner specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chief Executive Officer and Chief Financial Officer supervise and participate in this evaluation.

We conducted the required evaluation, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15(d)-15(e)) were effective as of December 31, 2020.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current officers and directors are as follows:

Name	Age	Title
Robert E. Sulentic	64	Director and Chair
William F. Concannon	65	Chief Executive Officer, Director
Cash J. Smith	44	President, Chief Financial Officer and Secretary
Emma E. Giamartino	37	Director
David S. Binswanger	44	Director
Sarah E. Coyne	29	Director
Jamie J. Hodari	39	Director
Michael J. Ellis	64	Director

Robert E. Sulentic serves as the Chair of our Board of Directors and has been President & Chief Executive Officer of CBRE since December 2012. Mr. Sulentic began his real estate career with Trammell Crow Company in 1984 as an Industrial Leasing Agent in Houston, Texas. Over the next 23 years he served in various leadership positions at Trammell Crow Company and rose to President and CEO in 2000 and Chair of the Board in 2002. He served in those roles when Trammell Crow Company merged with CBRE in late 2006. Mr. Sulentic is a member of the CBRE Board of Directors and also served as the independent Chair of the Board of Staples, Inc. until its acquisition by Sycamore Partners, a private equity firm, in 2017. Mr. Sulentic received an M.B.A. from Harvard Business School and a B.A. from Iowa State University. He was selected to serve on our Board due to his experience as a leader in the real estate industry.

William F. Concannon serves as our Chief Executive Officer and a Director. Mr. Concannon is CBRE’s Global Group President, Clients and Business Partners, where he drives the firm’s engagement strategy for CBRE’s largest occupier and investor clients, as well as with key strategic partners. He has been with CBRE since its acquisition of the Trammell Crow Company in 2006. Before assuming his current role, he served as Global CEO of CBRE’s GWS business segment, a global, integrated, full-service real estate outsourcing business serving the world’s largest real estate occupiers. He serves on the board of Charles Rivers Associates (NASDAQ: CRAI). Mr. Concannon received a B.S. from Providence College. He was selected to serve on our Board due to his experience as a leader in the real estate industry.

Cash J. Smith serves as our President, Chief Financial Officer and Secretary. Mr. Smith joined CBRE in 2012 and was Global Head of Mergers & Acquisitions with responsibility for CBRE’s mergers and acquisitions activity globally. He was also responsible for CBRE’s property technology and venture-capital investments, including serving on multiple boards related to CBRE’s direct investments. Mr. Smith received an M.B.A. from Duke University and a B.S. from Georgia Institute of Technology. He was selected to serve as an officer due to his experience in the real estate industry and in sourcing, diligencing, negotiating, closing and integrating mergers and acquisitions.

Emma E. Giamartino serves as a Director. Ms. Giamartino is CBRE’s Global Chief Investment Officer. She began her career at CBRE in February 2018, as Head of Mergers & Acquisitions in the Americas and later as Executive Vice President of Corporate Development and Global Head of Mergers & Acquisitions. Prior to joining CBRE, Ms. Giamartino served as Director of Corporate Development at Verizon Communications, from 2015 to 2018, where she completed transactions across telematics, IoT, media, software and the core network. Previously, she worked in Nomura’s technology, media and telecommunications investment banking group, covering a wide range of sectors, including data and information services, software, media and digital content platforms, from 2010 to 2015. Ms. Giamartino received an M.B.A. from Columbia Business School and a B.S.E. from Duke University. She was selected to serve on our Board due to her experience in sourcing, diligencing, negotiating, closing and integrating mergers and acquisitions.

David S. Binswanger serves as a Director. He is Senior Executive Vice President at Lincoln Property Company (“LPC”), an international real estate firm. At LPC, Mr. Binswanger is responsible for the firm’s operations and principal acquisition and development projects throughout the U.S. west region. He also directs the delivery of all services to LPC’s clients in the west, including commercial real estate owners, investors, lenders and occupiers. Mr. Binswanger joined LPC in 1998 and has held various senior level positions within operations and finance, including Vice President of Finance and Executive Vice President overseeing the firm’s Southern California business unit. He received a B.B.A. from Southern Methodist University. He was selected to serve on our Board due to his experience as a real estate operator, with responsibility for significant acquisition and development projects.

Sarah E. Coyne serves as a Director. She is Vice President at ValueAct Capital (“ValueAct”), an investment company. At ValueAct, Ms. Coyne is responsible for evaluating investment opportunities and managing a diverse portfolio of investments and has been with the firm since September 2017. Prior to ValueAct, she served as Associate in the Technology, Media & Telecommunications private equity group at KKR, from July 2015 to July 2017, and before that, a member of the Technology, Media & Telecommunications investment banking group at Goldman Sachs, from July 2013 to March 2015. Ms. Coyne received a B.S. from the University of Pennsylvania’s Wharton School of Business. Ms. Coyne was selected to serve on our Board due to her experience in public and private investments, finance, accounting and mergers and acquisitions.

Jamie J. Hodari serves as a Director. Mr. Hodari is CEO and Co-founder of Industrious National Management Company, LLC (“Industrious”), a flexible workspace provider. Since 2013 at Industrious, he has led the growth to over 90 locations across more than 45 cities. Prior to this role, he served as CEO of Kepler from 2011 to 2013, a hedge fund analyst at Birch Run Capital from 2010 to 2011, a corporate lawyer at Sullivan & Cromwell from 2009 to 2010, and a reporter for the Times of India from 2004 to 2005. He holds a J.D. from Yale Law School, an M.P.P. from Harvard University and a B.A. from Columbia University. Mr. Hodari was selected to serve on our Board due to his experience in entrepreneurship, venture capital financing and the evolving commercial real estate industry.

Michael J. Ellis serves as a Director. He is Executive Vice President and Chief Customer & Digital Officer at Johnson Controls, an international conglomerate that produces fire, heating, ventilation, air conditioning and security equipment for buildings. At Johnson Controls, which he joined in 2019, Mr. Ellis oversees digital strategy, innovation and execution, working closely with customers to drive new growth and value opportunities across the globe. Prior to this role, he served as Global Managing Director of Accenture, from 2018 to 2019, and, before that, was President, Chairman and CEO of ForgeRock, a global digital security software company, from 2012 to 2018. Mr. Ellis received B.S. and B.A. from the University of Minnesota. Mr. Ellis was selected to serve on our Board due to his experiences in the global ecosystem of smarter buildings and the digitalization of the operations of commercial real estate.

Number, Terms of Office, Actions and Election of Officers and Director

Our Board consists of seven members. Each of our directors will generally hold office for a three-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the remaining directors of our Board or by a majority of the holders of our common stock (or, prior to our business combination, a majority of the holders of our alignment shares). Our Sponsor is entitled to nominate three individuals for election to our Board, as long as our Sponsor holds any securities covered by the registration and stockholder rights agreement.

Our officers are elected by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of a Chair, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board.

Independent Director Meetings

Our independent directors meet in executive session without management present if circumstances warrant when the full Board convenes for a regularly scheduled meeting or a special meeting. The independent directors present at such executive sessions shall designate an independent director to preside over the executive session.

Communications with our Board

Stockholders and interested parties who would like to communicate with, or otherwise make his or her concerns known directly to the chair of any committee of the Board, or the director designated by the independent directors as the presiding director at executive sessions, or to the non-management or independent directors as a group, may do so by addressing such communications or concerns to: Chair of the Board of Directors of CBRE Acquisition Holdings, Inc. at 2100 McKinney Avenue, Suite 1250, Dallas, Texas 75201.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Our Board has established an audit committee of the Board. The members of our audit committee consist of Ms. Coyne and Messrs. Binswanger and Ellis. Ms. Coyne serves as the chair of the audit committee.

Each member of the audit committee meets the financial literacy requirements of the NYSE and our Board has determined that Mr. Binswanger qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The primary purposes of our audit committee are to assist the Board’s oversight of:

•	audits of our financial statements;

•	the integrity of our financial statements;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm; and

•	the performance of our internal audit function.

The audit committee is governed by a charter that complies with the rules of the NYSE. A copy of our audit committee charter is posted on our website.

Compensation Committee

Our Board has established a compensation committee of the Board. The members of our compensation committee consist of Messrs. Ellis and Hodari. Mr. Ellis serves as the chair of the compensation committee.

The primary purposes of our compensation committee are to assist the Board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee is governed by a charter that complies with the rules of the NYSE. A copy of our compensation committee charter is posted on our website.

Nominating and Corporate Governance Committee

Our Board has established a nominating and corporate governance committee of the Board. The members of our nominating and corporate governance consist of Ms. Coyne and Messrs. Binswanger and Hodari. Mr. Binswanger serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the Board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

•	developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the Company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE. A copy of our nominating and corporate governance committee charter is posted on our website.

Director Nominations

Our nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. Prior to our business combination, the Board will also consider director candidates recommended for nomination by holders of our alignment shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees that complies with the rules of the NYSE. A copy of the Code of Business Conduct and Ethics is available on our website at https://cbreacquisitionholdings.com. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chair of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our Company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation

William F. Concannon	CBRE Group, Inc.	Real Estate	Global Group President
	CRA International, Inc.	Consulting	Lead Director

Cash J. Smith	CBRE Group, Inc.	Real Estate	Former Global Head of
Mergers & Acquisitions
	Worksmith, Inc.	Technology	Director

Robert E. Sulentic	CBRE Group, Inc.	Real Estate	President, Chief Executive
Officer and Director
	Industrious National Management Company, LLC	Real Estate	Manager
	British America Business	Membership Organization	Advisory Board Member

Emma E. Giamartino	CBRE Group, Inc.	Real Estate	Global Chief Investment Officer
	Industrious National Management Company, LLC	Real Estate	Manager

David S. Binswanger*	Lincoln Property Company	Real Estate	Senior Executive Vice President

Sarah E. Coyne	ValueAct Capital	Securities Brokerage	Vice President

Jamie J. Hodari	Industrious National Management Company, LLC	Real Estate	Chief Executive Officer and Manager

Michael J. Ellis	Johnson Controls International plc	Building Services	Executive Vice President and Chief Customer & Digital Officer

*	David S. Binswanger is a limited partner in over 60 private partnerships formed to hold individual real estate assets.

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 1. Business—Conflicts of Interest,” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

•

Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any alignment shares and any public shares they hold in connection with the consummation of our business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any alignment shares held by them if we fail to complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date. However, if our Sponsor, officers and directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our business combination within the prescribed time period. If we do not complete our business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Our Sponsor, officers and directors have agreed not to transfer, assign or sell (i) any of their alignment shares except to any permitted transferees and (ii) any of their Class A common stock deliverable upon conversion of the alignment shares for 30 days following the completion of our business combination. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.

•

Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

We are not prohibited from pursuing a business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our business combination with such a business, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a business combination is fair to our Company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the Company in connection with the business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elect to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete a business combination.

In the event that we submit our business combination to our public stockholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any alignment shares held by them (and their permitted transferees will agree) and any public shares they hold in favor of our business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such limitation on or exemption from liability is not permitted under the DGCL or unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We believe that these provisions, the insurance and indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11.	EXECUTIVE COMPENSATION

During 2020, none of our executive officers or directors received any cash compensation for services rendered to us. Each director not affiliated with our Sponsor was paid $50,000 in the first quarter of 2021 for board service from December 15, 2020 to December 14, 2021. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We have entered into an agreement with an affiliate of our Sponsor, pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. See “Item 12. Certain Relationships and Related Transactions, and Director Independence—Administrative Services Agreement” for additional information about this agreement. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers after the completion of our business combination will be determined by a compensation committee constituted solely by independent directors.

The existence or terms of any employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2021 held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers, directors and director nominees that beneficially own shares of common stock; and

•	all our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 90 days of December 15, 2020. Approximate percentage of voting control represents the combined voting power of power of Class A common stock and Class B common stock beneficially owned by such person. Holders of shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Name and Address of Beneficial Owner(1)	Class A Common Stock		Class B Common Stock(2)		Approximate Percentage of Voting Control(3)
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
CBRE Acquisition Sponsor, LLC(4)	—	*	1,811,250	90%	4.3%
D1 Capital Partners L.P.(5)	3,000,000	7.5%	—	—	7.1%
Empyrean Capital Overseas Master Fund, Ltd.(6)	2,064,511	5.1%	—	—	4.9%
Integrated Core Strategies (US) LLC(7)	2,502,600	6.2%	—	—	5.9%
Robert E. Sulentic(8)	10,000	*	—	—	—
William F. Concannon	—	*	20,125	1%	*
Emma E. Giamartino	—	*	—	—	—
Cash J. Smith	—	*	100,625	5%	*
David S. Binswanger(9)	—	*	20,125	1%	*
Sarah E. Coyne(10)	—	*	20,125	1%	*
Jamie J. Hodari(11)	—	*	20,125	1%	*
Michael J. Ellis	—	*	20,125	1%	*
All directors, officers and director nominees as a group (eight individuals)	—	*	201,250	10%	—

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2100 McKinney Avenue, Suite 1250, Dallas, Texas 78201.
(2)

Interests shown consist solely of alignment shares, classified as shares of Class B common stock. The alignment shares will convert into shares of Class A common stock from time to time after our business combination, based on the conversion features described in the entitled “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference.

(3)	Assuming the automatic conversion of alignment shares designated as shares of Class B common stock into the shares of Class A common stock at the time of the Company’s business combination.
(4)

Represents the interests directly held by CBRE Acquisition Sponsor, LLC. The sole member of CBRE Acquisition Sponsor, LLC is CBRE Services, Inc., a Delaware corporation, which is a wholly-owned subsidiary of CBRE.

(5)

Includes Class A common stock beneficially held by D1 Capital Partners L.P., a Delaware limited partnership and Mr. Daniel Sundheim, a United States citizen. The business address of each of the aforementioned beneficial holders is 9 West 57th Street, 36th Floor New York, New York 10019.

(6)

Includes Class A common stock beneficially held by Empyrean Capital Overseas Master Fund, Ltd., a Cayman Islands exempted company, Empyrean Capital Partners, LP, a Delaware limited partnership and Mr. Amos Meron, a United States citizen. The business address of each of the aforementioned beneficial holders is 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(7)

Includes Class A common stock beneficially held by Integrated Core Strategies (US) LLC, a Delaware limited liability company, Riverview Group LLC, a Delaware limited liability company, ICS Opportunities, Ltd., a Cayman Islands exempted company, Millennium International Management LP, a Delaware limited partnership, Millennium Management LLC, a Delaware limited liability company, Millennium Group Management LLC, a Delaware limited liability company and Mr. Israel A. Englander, a United States citizen. The business address of each of the aforementioned beneficial holders is 666 Fifth Avenue New York, New York 10103.

(8)	Represents the interests directly held by Sulentic Family Holdings, LLC. Mr. Sulentic is a direct beneficial owner of 10,000 shares held by Sulentic Family Holdings, LLC.
(9)	Interests shown are held by the R&DBIG Trust.
(10)	Interests shown are held by ValueAct Capital Master Fund, L.P. Ms. Coyne disclaims beneficial ownership of shares of our Class B common stock for purposes of Section 16 under the Exchange Act.
(11)	Interests shown are held by Pine Ridge 287, LLC.

As of December 31, 2020, our initial stockholders beneficially owned 100% of the then outstanding shares of Class B common stock and have the right to elect all of our directors prior to our business combination as a result of holding all of the alignment shares. Holders of our public shares will not have the right to elect any directors to our Board prior to our business combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions. As of December 31, 2020, our Sponsor, directors and officers and their respective permitted transferees own approximately 5% of our outstanding common stock.

In connection with the consummation of our Initial Public Offering, our Sponsor purchased an aggregate of 7,366,667 private placement warrants at a price of $1.50 per warrant ($11,050,000 in the aggregate) in a private placement. Our Sponsor immediately sold an aggregate of 128,918 of such private placement warrants to certain of our directors and officers. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.00 per share, subject to adjustment as provided herein. If we do not complete our business combination within 24 months (or 27 months, as applicable) from the IPO Closing Date, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are identical to our Public Warrants except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us (except as described in “—warrants—Public stockholders’ warrants—Redemption of warrants when the per share price of Class A common stock equals or exceeds $10.00” in “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities” of this Annual Report on Form 10-K which is incorporated herein by reference.), (ii) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they (including the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights.

Our Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Alignment Shares and private placement warrants

The alignment shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our Sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable, assignable or salable (i) in the case of the alignment shares, except to any permitted transferees, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants and the alignment shares, until 30 days after the completion of our business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of, or service providers for, our Sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our business combination; (g) by virtue of the laws of the State of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Alignment Shares and Private Placement Warrants

On October 13, 2020, our Sponsor purchased 100 shares of undesignated common stock for an aggregate purchase price of $100, or $1.00 per share. On November 6, 2020, our Sponsor purchased an aggregate of 2,300,000 shares of our Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. On November 27, 2020, 287,500 of such shares were forfeited by the holder thereof. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. In connection with the Initial Public Offering, our Sponsor sold 20,125 alignment shares and 18,417 private placement warrants (as defined below) to each of our directors (other than Ms. Giamartino and Mr. Sulentic), or their respective designees. In addition, our Sponsor sold 100,625 alignment shares and 36,833 private placement warrants to one of our officers, Cash J. Smith. As of December 31, 2020, our Sponsor, directors and officers collectively owned approximately 5% of our outstanding shares of common stock, but will be entitled to 20% of the voting power of the common stock and will have the right to elect all of our directors prior to our business combination.

In connection with the consummation of the Initial Public Offering and the issuance and sale of the SAILSM securities, we consummated the private placement of 7,366,667 private placement warrants at a price of $1.50 per private placement warrant, each exercisable to purchase one share of Class A common stock at $11.00 per share, generating total proceeds of approximately $11,050,000. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our business combination.

The alignment shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to certain lock-up provisions. See “Item 12. Transfers of Alignment Shares and private placement warrants.”

Related Party Notes

Prior to the IPO Closing Date, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses related to the organization of our Company and the Initial Public Offering. As of December 15, 2020 the outstanding balance on the loan was $215,316. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 and the IPO Closing Date. This loan was repaid upon the consummation of our Initial Public Offering out of the $1,500,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

On February 16, 2021, the Company entered into a Second Amended and Restated Promissory Note with our sponsor, with borrowing capacity up to $3,000,000, in order to finance transaction costs in connection with an intended Business Combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a Business Combination and (ii) December 31, 2022. The principal amount of such loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of our sponsor. These warrants would be identical to the private placement warrants. No amounts have been borrowed under the note by the Company as of March 31, 2021.

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended business combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of reasonable out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Registration Rights

The holders of the alignment shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any, have registration rights that require us to register a sale of any of our securities held by them pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of our Initial Public Offering. These holders are entitled to make demands that we register such securities for sale under the Securities Act. In addition, these holders have certain “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses incurred in connection with filing any such registration statements.

Administrative Services Agreement

We have entered into an agreement with an affiliate of our Sponsor, pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our business combination takes the maximum 24 months (or 27 months, as applicable), an affiliate of our Sponsor will be paid a total of $240,000 or $270,000, if applicable ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Director Independence

The NYSE listing standards require that a majority of our Board be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that Ms. Coyne and Messrs. Binswanger and Ellis are independent under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Policy for Approval of Related Party Transactions

Our Audit Committee must review and approve any related person transaction we propose to enter into. Our Audit Committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the Audit Committee’s attention will be analyzed by the Audit Committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In reviewing a Related Person Transaction or proposed Related Person Transaction, the Audit Comment shall consider all relevant facts and circumstances, including without limitation:

•	the relationship of the Related Person to the Company;

•	the nature and extent of the Related Person’s interest in the transaction;

•	the material terms of the transaction;

•	the importance and fairness of the transaction both to the Company and to the Related Person;

•	the business rationale for engaging in the transaction;

•	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;

•	whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-Related Persons, if any; and

•	any other matters that management or the Approving Body shall deem appropriate.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since October 13, 2020 include:

For the Period from October 13, 2020 December 31, 2020
Audit Fees(1)	$300,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—

Total	$300,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

4.1	Specimen SAILSM Security Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on November 27, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on November 23, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on November 27, 2020).

4.4	Warrant Agreement, dated December 10, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

4.5*	Description of Securities

10.1*	Second Amended and Restated Promissory Note, dated February 16, 2021, issued to CBRE Acquisition Sponsor, LLC.

10.2	Investment Management Trust Agreement, dated December 10, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.3	Registration and Stockholder Rights Agreement, dated December 10, 2020, among the Company, CBRE Acquisition Sponsor, LLC, and certain other security holders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated December 10, 2020, between the Company and CBRE Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.5	Administrative Services Agreement, dated December 10, 2020, between the Company and CBRE, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

Exhibit Number	Description

10.6	Letter Agreement, dated December 10, 2020, among the Company, CBRE Acquisition Sponsor, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1/A filed by the Registrant on December 5, 2019).

10.8	Securities Subscription Agreement, dated July 16, 2019, between the Registrant and Gores Sponsor IV LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on November 23, 2020).

24.1	Power of Attorney (included on the signature page of this annual report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBRE ACQUISITION HOLDINGS, INC.

Date: March 31, 2021	By:	/s/ William F. Concannon
William F. Concannon
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William F. Concanon and Cash J. Smith and each or any one of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Concanon William F. Concanon	Chief Executive Officer (Principal Executive Officer)	March 31, 2021

/s/ Cash J. Smith Cash J. Smith	President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2021

/s/ Robert E. Sulentic Robert E. Sulentic	Chair of the Board	March 31, 2021

/s/ David S. Binswanger David S. Binswanger	Director	March 31, 2021

/s/ Sarah E. Coyne Sarah E. Coyne	Director	March 31, 2021

/s/ Michael J. Ellis Michael J. Ellis	Director	March 31, 2021

/s/ Emma E. Giamartino Emma E. Giamartino	Director	March 31, 2021

/s/ Jamie J. Hodari Jamie J. Hodari	Director	March 31, 2021