Form 10-Q
period 2021-03-31
CBRE Acquisition Holdings, Inc.
filed 2021-05-17
CIK 1828723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39798

CBRE ACQUISITION HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3448396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 McKinney Avenue Suite 1250 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 979-6100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, there were 40,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 2,012,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CBRE ACQUISITION HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$279,819	$625,916
Prepaid and other current assets	1,418,423	1,447,037

Total Current Assets	1,698,242	2,072,953
Assets held in Trust Account	402,507,058	402,501,008

Total Assets	$404,205,300	$404,573,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$4,835
Due to related party	21,156	6,144
Franchise tax payable	—	26,218
Accrued expenses	697,423	96,850

Total Current Liabilities	718,579	134,047
Deferred underwriting commission	14,087,500	14,087,500
Redeemable Warrant Liability	9,257,500	18,716,250

Total Liabilities	24,063,579	32,937,797
Commitments and contingencies	—	—
Class A common stock subject to possible redemption, 40,250,000 shares at a redemption value of $10.00 per share	402,507,058	402,501,008
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	—	—
Accumulated deficit	(22,365,538)	(30,865,045)

Total Stockholders’ Deficit	(22,365,337)	(30,864,844)

Total Liabilities and Stockholders’ Deficit	$404,205,300	$404,573,961

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2021
Operating expenses	$959,243

Loss from operations	959,243

Other income (expense):
Change in fair value of redeemable warrant liability	9,458,750
Interest income earned on assets held in Trust Account	6,050

Loss before income tax expense	$8,505,557
Provision for income taxes	—
Net income (loss)	$8,505,557

Net loss per share:
Class A Common Stock – basic and diluted	$0.20

Class B Common Stock – basic and diluted	$0.20

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common Stock		Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$—	2,012,500	$201	$—	$(30,865,045)	$(30,864,844)

Subsequent measurement under ASC 480-10-S99	—	—	—	—	—	(6,050)	$(6,050)
Net income	—	—	—	—	—	8,505,557	$8,505,557

Balance at March 31, 2021	—	$—	2,012,500	$201	$—	$(22,365,538)	$(22,365,337)

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,505,557
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income (from Trust Account)	(6,050)
Change in fair value of redeemable warrant liability	(9,458,750)
Changes in operating assets and liabilities:
Prepaid and other current assets	28,614
Accounts payable	(4,835)
Due to related party	15,012
Franchise tax payable	(26,218)
Accrued expenses	600,573

Net cash used in operating activities	$(346,097)

CASH FLOWS FROM INVESTING ACTIVITIES:	—

CASH FLOWS FROM FINANCING ACTIVITIES:	—

Decrease in cash	(346,097)
Cash at beginning of period	625,916

Cash at end of period	$279,819

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Change in Class A common stock subject to possible redemption	$6,050

The accompanying notes are an integral part of the financial statements.

CBRE Acquisition Holdings, Inc.

Notes to the Financial Statements

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

CBRE Acquisition Holdings, Inc. (the “Company”) was incorporated as a Delaware corporation on October 13, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On October 13, 2020, the Company was funded by its Sponsor (as defined below) in the amount of $25,100, purchasing 100 undesignated shares of common stock for $100 and advancing $25,000 in exchange for a promissory note. The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering (as described below). As of March 31, 2021, the Company had neither engaged in any operations nor generated any revenues to date. The Company will not generate operating revenues prior to the completion of its Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. See “The Trust Account” below. The Company has selected December 31st as its fiscal year end.

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

Initial Public Offering

The Company intends to finance a Business Combination with proceeds of $402,500,000 from the Initial Public Offering of 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) consisting of one share of Class A common stock, $0.0001 par value, of the Company (“Class A common stock”) and one-fourth of one warrant and approximately $11,050,000 from the sale of 7,366,667 Private Placement Warrants (as defined below) at $1.50 per warrant. Approximately $402,500,000 was held in a Trust Account (as defined below) as of the closing of the Initial Public Offering and the sale of Private Placement Warrants. The underwriter’s over-allotment option, which was exercised in full by the underwriter on December 11, 2020, included 5,250,000 SAILSM securities consisting of 5,250,000 shares of Class A common stock and 1,312,500 warrants which were issued to cover over-allotments.

On and following February 1, 2021, holders of the Company’s SAILSM securities may elect to separately trade the shares of Class A common stock and warrants included in the SAILSM securities. Any SAILSM securities not separated will continue to trade on the New York Stock Exchange (“NYSE”) under the symbol “CBAH.U,” and any underlying shares of Class A common stock and warrants that are separated will trade on NYSE under the symbols “CBAH” and “CBAH WS,” respectively. No fractional warrants will be issued upon separation of the SAILSM securities and only whole warrants will trade.

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

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months (or 27 months from the consummation of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 24 months from the consummation of the Initial Public Offering but has not completed the Business Combination within such 24-month period) from the closing of the Initial Public Offering or (B) with respect to other specified provisions relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if it has not completed a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, subject to applicable law.

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

After signing a definitive agreement for a Business Combination, the Company will provide the public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock either (i) in connection with a stockholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions payable to the underwriter. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A common stock voted are voted in favor of the Business Combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission (the “Redemption Floor”). In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, subject to the Redemption Floor. As a result, such shares have been recorded at their redemption amount and classified as temporary equity in accordance with FASB Accounting Standards Codification (ASC) 480, “Distinguishing Liabilities from Equity” (ASC 480).

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

Revision of Prior Period Financial Statements

Pursuant to the Initial Public Offering, the Company sold 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) at a price of $10.00 per unit (a “SAILSM security”). Each SAILSM security consists of one share of Class A common stock of the Company at $0.0001 par value and one-fourth of one redeemable warrant (or 10,062,500 redeemable warrants in the aggregate) (the “Redeemable Warrants”). Historically, the Company accounted for the Redeemable Warrants as equity.

On April 12, 2021, the Securities and Exchange Commission (the “SEC”) released a public statement (the “Public Statement”) informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability. Due to the clarifying guidance within the Public Statement, the Company determined that the Redeemable Warrants should be classified as liabilities, which requires the Redeemable Warrants to be measured at fair value with any changes in fair value each period reported in earnings. Additionally, since the Redeemable Warrants are classified as liabilities, the issuance costs associated with the Initial Public Offering that are allocated to the Redeemable Warrants are expensed in the Statement of Operations.

The Company also reconsidered its historical accounting policy related to its Class A common stock subject to redemption and determined that all Class A common stock are subject to redemption, except pursuant to the Redemption Floor, and have a redemption value reflective of the balance in the Trust Account.

The Company assessed the materiality of the errors on the prior periods’ financial statements in accordance with ASC 250, “Accounting Changes and Error Corrections” (ASC 250), and concluded that the errors were not material to prior reporting periods. Therefore, in accordance with ASC 250 (“SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), the financial statements as of December 31, 2020, which are presented herein, have been revised. The following are selected line items from the Company’s financial statements illustrating the effect of the error correction thereon:

Balance Sheet as of December 31, 2020

	As Reported	Adjustment	As Revised
Redeemable warrant liability	$—	$18,716,250	$18,716,250
Class A common stock subject to possible redemption	385,352,413	17,148,595	402,501,008
Class A common stock	171	(171)	—
Additional paid-in capital	5,295,372	(5,295,372)	—
Accumulated deficit	(295,743)	(30,569,302)	(30,865,045)

Total Stockholders’ Equity (Deficit)	$5,000,001	$(35,864,845)	$(30,864,844)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2021 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2021 or December 31, 2020.

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

As of March 31, 2021, the assets held in the Trust Account were comprised of $402,505,042 invested in marketable debt securities and $2,016 of interest receivable associated with those investments. As of December 31, 2020, the assets held in the Trust Account were comprised of $402,500,000 invested in marketable debt securities and $1,008 of interest receivable associated with those investments. The Company classifies the marketable debt securities held in the Trust Account as available for sale. Available for sale debt securities are carried at their fair value and any difference between cost and fair value is recorded as an unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income (loss) in the statements of equity. The cost of securities sold is based on the specific identification method. The estimated fair values of marketable debt securities held in the Trust Account are determined using available market information. During the three months ended March 31, 2021 and the period ended December 31, 2020, there have been no realized or unrealized gains or losses or declines in value resulting from credit losses on the debt securities held in the Trust Account. Interest and dividends on the debt securities held in the Trust Account are included in Interest income earned on assets held in Trust Account in the Statement of Operations.

During the three months ended March 31, 2021 and the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Class A Common Stock Subject to Possible Redemptions

The Company accounts for its common stock as subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the Company’s Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s Balance Sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), approximates the carrying amounts represented in the Balance Sheet due to their short-term nature.

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

Offering Costs

The Company incurred $22,926,943 in offering costs in connection with the Initial Public Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. The Company complies with the requirements of ASC 340, “Other Assets and Deferred Costs” (ASC 340), and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” These offering costs were allocated between the Redeemable Warrant liability ($997,322) and Class A common stock subject to redemption ($21,929,621) in proportion to the proceeds of the Initial Public Offering.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with the “Accounting for Income Taxes” Topic of the FASB ASC (Topic 740). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Net Income per Share of Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. Net income per share of common stock is computed by dividing pro rata net income by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Redeemable Warrants and Private Placement Warrants to purchase an aggregate of 17,429,167 Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants are out of the money and hence would not result in the issuance of incremental shares of common stock under the treasury stock method. As a result, diluted income per share of common stock is the same as basic income per share of common stock for the period. No warrants were exercised during the three months ended March 31, 2021.

	Class A common stock	Class B common stock
Basic and diluted net income per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$8,094,768	$404,738

Denominator:
Weighted-average shares outstanding	40,250,000	2,012,500

Basic and diluted net loss per share	$0.20	$0.20

Stock-Based Compensation

Stock-based compensation expense associated with the Company’s equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. The fair value of equity awards has been estimated using Monte Carlo simulations. Forfeitures are recognized as incurred.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to “Note 7—Redeemable Warrant Liability” for the valuation of the Company’s Redeemable Warrant liability. Refer to “Note 8—Stock-Based Compensation” for the valuation of our stock-based compensation.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in ASC 740 and improves and simplifies financial statement preparers’ application of income tax-related guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) at a price of $10.00 per SAILSM security. Each SAILSM security consists of one share of Class A common stock and one-fourth of one Redeemable Warrant (or 10,062,500 Redeemable Warrants in the aggregate). Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Redeemable Warrants. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.00 per share subject to adjustment as provided herein. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the SAILSM securities and only whole warrants will trade. The Company granted the underwriter a 45-day option to purchase up to an additional 5,250,000 SAILSM securities to cover over-allotments, which was exercised in full by the underwriter on December 11, 2020.

Alignment Shares

As of March 31, 2021, the Sponsor and the Company’s directors and officers hold 2,012,500 Alignment Shares. The Alignment Shares are designated as shares of Class B common stock and were reclassified in connection with the Initial Public Offering by the Company’s second amended and restated certificate of incorporation, filed on December 10, 2020. As discussed further in Note 4, the Sponsor purchased the shares of Class B common stock for an aggregate purchase price of $25,000 or approximately $0.01 per share. The purchase price of the Alignment Shares was determined by dividing the amount contributed to the Company by the number of Alignment Shares issued. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. The Alignment Shares are entitled to 20% of the voting power of the Company’s common stock prior to the completion of the Company’s Business Combination.

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

•

The Sponsor and the Company’s officers and directors have entered a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Alignment Shares and public shares they hold in connection with the completion of the Business Combination, (ii) to waive their redemption rights with respect to any Alignment Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering or with respect to other specified provisions relating to stockholders’ rights or pre-Business Combination activity; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if the Company fails to complete a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, although they are entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete a Business Combination within such time period. If the Company submits the Business Combination to the public stockholders for a vote, the Sponsor and the Company’s directors and officers have agreed, pursuant to such letter agreement, to vote their Alignment Shares and any public shares purchased during or after the Initial Public Offering in favor of the Business Combination; and

•

The 2,012,500 shares of Class B common stock, par value $0.0001 per share, will convert as follows: on the last day of each measurement period, which will occur annually over ten fiscal years following the consummation of the Business Combination (and, with respect to any measurement period in which the Company undergoes a change of control or in which the Company is liquidated, dissolved or wound up, on the business day immediately prior to such event instead of on the last day of such measurement period), 201,250 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of the Company’s Class A common stock (“conversion shares”), as follows:

•

If the sum (such sum, the “Total Return”) of (i) the VWAP, calculated in accordance with “Item 15. Exhibits, and Financial Statement Schedules—Exhibit 4.5 Description of Securities—Alignment Shares—Volume weighted average price” of the Company’s Annual Report on Form 10-K which is incorporated herein by reference, of shares of Class A common stock for the final fiscal quarter in such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of Class A common stock on the record date for which is on or prior to the last day of the measurement period does not exceed the price threshold (as defined below), the number of conversion shares for such measurement period will be 2,013 shares of Class A common stock;

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

Private Placement Warrants

On December 10, 2020 the Sponsor purchased from the Company an aggregate of 7,366,667 Private Placement Warrants at a price of $1.50 per warrant (approximately $11,050,000 in the aggregate), in a private placement that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.00 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the time of closing $402,500,000 are held in the Trust Account.

The Private Placement Warrants are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the SAILSM securities sold in the Initial Public Offering. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete a Business Combination within 24 months from the closing of the offering (or 27 months, as applicable), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

NOTE 4—RELATED PARTY TRANSACTIONS

Shares of Common Stock

On October 13, 2020, the Sponsor purchased 100 undesignated shares of common stock for a purchase price of $100, or $1 per share, and advanced $25,000 in exchange for a promissory note. Prior to the Sponsor’s initial investment in the Company, the Company had no assets. On November 6, 2020, the Sponsor purchased an aggregate of 2,300,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share, paid through the cancellation of an equivalent outstanding amount under the promissory note between the Company and the Sponsor, and the tender to the Company of all 100 shares of the Company’s undesignated common stock held by the Sponsor. See “Note payable—Sponsor” and “Note 6—Stockholders’ Deficit” below. On November 27, 2020, 287,500 shares of Class B common stock were forfeited by the Sponsor. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. As of March 31, 2021 and December 31, 2020, the Sponsor and the Company’s directors and officers held 2,012,500 Alignment Shares.

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

On February 16, 2021, the Company entered into a Second Amended and Restated Promissory Note with the Sponsor, with borrowing capacity up to $3,000,000, in order to finance transaction costs in connection with an intended Business Combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a Business Combination and (ii) December 31, 2022. The principal amount of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the Sponsor. These warrants would be identical to the Private Placement Warrants. No amounts were outstanding under the note by the Company as of March 31, 2021. Subsequent to March 31, 2021, the Company borrowed $1,100,000 under the note, which remains outstanding as of May 17, 2021.

Administrative Service Agreement

On December 10, 2020, the Company entered into an agreement to pay $10,000 a month for office space, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2021, the Company recorded $30,000 of expense related to this agreement, which is included in Operating expenses on the Statement of Operations.

NOTE 5— COMMITMENT AND CONTINGENCIES

Underwriting Agreement

The underwriter was entitled to underwriting discounts and commissions of $0.55 per SAILSM security, or $22,137,500, of which $8,050,000 was paid at closing of the Initial Public Offering. As of March 31, 2021, the Company had $14,087,500 of accrued offering costs in the accompanying Balance Sheet, representing deferred underwriting commissions that will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. A portion of such amount, not to exceed 20% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid (a) to any underwriter from the Company’s Initial Public Offering in an amount (at the sole discretion of the Company’s management team) that is disproportionate to the portion of the aggregate deferred underwriting commission payable to such underwriter based on their participation in the Initial Public Offering and/or (b) to third parties that did not participate in the Company’s Initial Public Offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”)) that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6—STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 40,250,000 shares of Class A common stock outstanding, all of which are presented as temporary equity outside of the stockholders’ deficit section of the Company’s Balance Sheet due to their redemption features. Refer to “Note 1—Description of Organization and Business Operations—Business Combination” and “Note 2—Summary of Significant Accounting Policies—Class A Common Stock Subject to Redemptions” for details on the redemption features associated with the Company’s Class A common stock.

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 2,012,500 shares of Class B common stock issued and outstanding.

The underwriter’s over-allotment option, which was exercised in full by the underwriter on December 11, 2020, included 5,250,000 SAILSM securities consisting of 5,250,000 shares of Class A common stock and 1,312,500 warrants which were issued to cover over-allotments.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Upon the closing of the Initial Public Offering, the Company simultaneously issued the Private Placement Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the SAILSM securities sold in the Initial Public Offering. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the Business Combination. If the Company does not complete the Business Combination within 24 months from the closing of the offering (or 27-months, as applicable), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 7—REDEEMABLE WARRANT LIABILITY

Pursuant to the Initial Public Offering, the Company sold 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) at a price of $10.00 per SAILSM security. Each SAILSM security consists of one share of Class A common stock of the Company at $0.0001 par value and one-fourth of one Redeemable Warrant (or 10,062,500 Redeemable Warrants in the aggregate). See “Note 3—Initial Public Offering” for additional details on the Redeemable Warrants.

The Company determined that the Redeemable Warrants qualified as freestanding financial instruments that are bifurcated from the Class A common stock and classified as a separate liability pursuant to ASC 815, “Derivatives and Hedging” (ASC 815). According to ASC 815, financial instruments classified as liabilities are presented at fair value each reporting period, with changes in fair value recorded through earnings. As of March 31, 2021 and December 31, 2020, the value of the Redeemable Warrants was $9,257,500 and $18,716,250, respectively, and the Company recorded a gain on the remeasurement value of the Redeemable Warrants of $9,458,750 for the three months ended March 31, 2021 in the Change in fair value of redeemable warrant liability line in the Statement of Operations.

As the Redeemable Warrants, effective February 1, 2021, are separately traded on NYSE under the symbol “CBAH WS,” as of March 31, 2021, the fair value of the Redeemable Warrants was determined based on the quoted trading price of these instruments. As of December 31, 2020, the fair value of these instruments was estimated using Monte Carlo simulation. The key assumptions in the option pricing model utilized are assumptions related to expected underlying share-price volatility, expected term of the warrants, the risk-free interest rate and the Company’s dividend yield. The expected volatility as of the December 15, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in 2019 and 2020. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be one year until the closing of a Business Combination, and an estimated five year holding period, based on typical equity investor holding periods. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NOTE 8—STOCK-BASED COMPENSATION

The Company sold an aggregate of 2,300,000 Alignment Shares to the Sponsor on November 6, 2020. On November 27, 2020, the Sponsor sold 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company and forfeited 287,500 Alignment Shares due to an adjustment pursuant to the Initial Public Offering. See “Note 3—Initial Public Offering—Alignment Shares” for additional details. As of December 31, 2020 and March 31, 2021, 2,012,500 Alignment Shares were issued and outstanding.

On December 10, 2020, the Company sold an aggregate of 7,366,667 Private Placement Warrants at a price of $1.50 per warrant to the Sponsor in a private placement that occurred simultaneously with the completion of the Initial Public Offering. See “Note 3—Initial Public Offering—Private Placement Warrants” for additional details.

The Company determined that the incremental fair value over the price paid for the Alignment Shares and Private Placement Warrants would qualify as stock-based compensation within scope of ASC 718, “Compensation—Stock Compensation” (ASC 718) as a result of the services the Sponsor and directors and officers are providing to the Company through the date of a Business Combination.

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. The Alignment Shares and Private Placement Warrants were granted subject to a performance condition (i.e., the occurrence of a Business Combination ), as well as various market conditions (i.e., stock price targets after consummation of the Business Combination). The various market conditions are considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Alignment Shares and Private Placement Warrants is recognized only when the satisfaction of the performance condition is probable. As March 31, 2020, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized through March 31, 2021. Unrecognized stock-based compensation expense in excess of $250 million would be recognized at the date a Business Combination is considered probable (i.e., upon consummation).

NOTE 9—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market fund held by Trust Account	$402,505,042	—	—
Redeemable warrant liability	9,257,500	—	—

Total	$411,762,542	$—	$—

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market fund held by Trust Account	$402,500,000	—	—
Redeemable warrant liability	—	—	18,716,250

Total	$402,500,000	$—	$18,716,250

NOTE 10—INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2021 was $0.0 million. The Company’s effective tax rate for the three months ended March 31, 2021 was 0% as the Company continues to record full valuation allowance for all of its deferred tax assets.

As of March 31, 2021 and December 31, 2020, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with net operating losses and capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of March 31, 2021 and December 31, 2020, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the three months ended March 31, 2021, the Company did not accrue any interest and penalties.

NOTE 11—SUBSEQUENT EVENTS

Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to May  17, 2021, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (our “2020 Annual Report”).

Overview

We are a blank check company incorporated on October 13, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets, which we refer to throughout this Quarterly Report on Form 10-Q as our business combination. We completed our initial public offering (“Initial Public Offering”) on December 15, 2020. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

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

Results of Operations

During the three months ended March 31, 2021, we reported net income of $8,505,557. As of March 31, 2021, we had neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our business combination, at the earliest. The net income during the three months ended March 31, 2021 is primarily driven by the decrease in the fair value of the Redeemable Warrant (as defined below) liability from December 31, 2020 to March 31, 2021. Since completing our Initial Public Offering, we generate non-operating income on cash and funds held in the trust account in the form of interest income on cash and funds invested in specified U.S. government treasury obligations or in specified money market funds which invest only in direct U.S. government treasury obligations. Other than the decrease in the fair value of the Redeemable Warrant liability, there has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our last audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We cannot assure you that our plans to complete our business combination will be successful.

During the three months ended March 31, 2021, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a business combination. We believe that we have sufficient funds available to complete our efforts to effect a business combination with an operating business by December 15, 2022 (or March 15, 2023 if applicable). However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.

Liquidity and Capital Resources

On October 13, 2020, CBRE Acquisition Sponsor, LLC (our “Sponsor”) purchased 100 shares of undesignated common stock for an aggregate purchase price of $100, or $1.00 per share. On November 6, 2020, our Sponsor purchased an aggregate of 2,300,000 shares of our Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. On November 27, 2020, 287,500 of such shares were forfeited by the holder thereof. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible.

On October 21, 2020, our Sponsor agreed to loan us up to $300,000 by the issuance of an unsecured promissory note to be used for a portion of the expenses related to the organization of our company and our Initial Public Offering. As of December 15, 2020 the outstanding balance on the loan was $215,316. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021, and the closing of our Initial Public Offering. The loan was repaid in full upon the consummation of our Initial Public Offering out of the $1,500,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account (as defined below).

On December 15, 2020 we consummated our Initial Public Offering of 40,250,000 SAILSM, including the issuance of 5,250,000 SAILSM securities as a result of the underwriter’s exercise of its over-allotment option. Each SAILSM security consists of one share of Class A common stock, $0.0001 par value per share (the “Class A common stock”), and one-fourth of one Redeemable Warrant (the “Redeemable Warrants”), each whole Redeemable Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.00 per share. The SAILSM securities were sold at an offering price of $10.00 per SAILSM security, generating gross proceeds of $402,500,000, including the proceeds from the exercise of the underwriter’s over-allotment option. In connection with the consummation of the Initial Public Offering and the issuance and sale of the SAILSM securities, we consummated the private placement of 7,366,667 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant, each exercisable to purchase one share of Class A common stock at $11.00 per share, generating total proceeds of approximately $11,050,000. After deducting the underwriting discounts and commissions (excluding the deferred underwriting discount held in the trust account, which amount will be payable upon the consummation of our business combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement warrants was $402,500,000 (or $10.00 per SAILSM security sold in the Initial Public Offering), which was placed in the trust account in the United States (the “trust account”) maintained by Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). The amount of proceeds not deposited in the trust account was $1,500,000 at the closing of our Initial Public Offering. Funds will remain in the trust account except for the withdrawal of interest earned on the funds that may be released to the us to pay taxes.

On February 16, 2021, we entered into a second amended and restated promissory note (the “second amended and restated promissory note”) with our Sponsor, with borrowing capacity up to $3,000,000. in order to finance transaction costs in connection with an intended business combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a business combination and (ii) December 31, 2022 (or March 31, 2023 if applicable). The principal amount of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant at the option of our sponsor. These warrants would be identical to the private placement warrants. No amounts were outstanding under the note by the Company as of March 31, 2021. Subsequent to March 31, 2021, the Company borrowed $1,100,000 under the note, which remains outstanding as of May 17, 2021.

At March 31, 2021, we had $402,507,058 in the trust account and we had $279,819 in cash and cash equivalents outside the trust account, which is available to fund our working capital requirements.

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

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of March 31, 2021.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations at March 31, 2021. In connection with the Initial Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $10,000 to CBRE, Inc., an affiliate of our Sponsor, for office space, administrative and support services. The administrative services agreement terminates upon the earlier of the completion of a business combination or the liquidation of the Company. The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,050,000) was paid at the consummation of our Initial Public Offering, and 3.5% ($14,087,500) was deferred. The deferred underwriting commission will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the deferred underwriting discount.

A portion of the deferred underwriting commission, not to exceed 20% of the total amount of the deferred underwriting commissions held in the trust account, may be re-allocated or paid (a) to any underwriter from our Initial Public Offering in an amount (at the sole discretion of the Company’s management team) that is disproportionate to the portion of the aggregate deferred underwriting commission payable to such underwriter based on their participation in the Initial Public Offering and/or (b) to third parties that did not participate in our Initial Public Offering (but who are members of FINRA) that assist the Company in consummating a business combination. The election to or make any such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2021 and the results of operations and cash flows for the period presented. Actual results could materially differ from those estimates. A discussion of such critical accounting policies, which include financial instruments, fair value measurement, stock-based compensation and income taxes can be found in our 2020 Annual Report. There have been no material changes to these policies as of March 31, 2021, except as follows:

Redeemable Warrant liability

Pursuant to the Initial Public Offering, the Company sold 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) at a price of $10.00 per SAILSM security. Each SAILSM security consists of one share of Class A common stock of the Company at $0.0001 par value and one-fourth of one Redeemable Warrant (or 10,062,500 Redeemable Warrants in the aggregate).

The Company determined that the Redeemable Warrants qualified as freestanding financial instruments that are bifurcated from the Class A common stock and classified as a separate liability pursuant to ASC 815, Derivatives and Hedging” (ASC 815). According to ASC 815, financial instruments classified as liabilities are presented at fair value each reporting period, with changes in fair value recorded through earnings. As of March 31, 2021 and December 31, 2020, the value of the Redeemable Warrants was $9,257,500 and $18,716,250, respectively, and the Company recorded a gain on the remeasurement of the Redeemable Warrants of $9,458,750 for the three months ended March 31, 2021 in the Change in fair value of redeemable warrant liability line in the Statement of Operations.

As the Redeemable Warrants, effective February 1, 2021, are separately traded on NYSE under the symbol “CBAH WS,” as of March 31, 2021, the fair value of the Redeemable Warrants was determined based on the quoted trading price of these instruments. As of December 31, 2020, the fair value of these instruments was estimated using Monte Carlo simulation. The key assumptions in the option pricing model utilized are assumptions related to underlying expected share-price volatility of the warrants, the expected term, risk-free interest rate and the Company’s dividend yield. The expected volatility as of the December 15, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in 2019 and 2020. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be one year until the closing of a business combination, and an estimated five year holding period, based on typical equity investor holding periods. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any material market or interest rate risk, except as described in the Risk Factors discussed herein and in our 2020 Annual Report. The net proceeds of the Initial Public Offering and the private placement warrants, including amounts in the trust account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception on October 13, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

In light of management’s conclusion, following a review of the Redeemable Warrants in connection with the SEC Staff Statement, as described in “Note 1—Description of Organization and Business Operations” of our Financial Statements, to adjust the accounting for certain complex financial instruments, including the Redeemable Warrants, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain complex financial instruments which we determined to be a material weakness.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the material weakness related to our accounting for certain complex financial instruments, we have engaged accounting advisors and performed a thorough review of our complex financial instruments and accounting positions.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

With the exception of the following, there have been no material changes to our risk factors as previously disclosed in our 2020 Annual Report.

Our Redeemable Warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 10,062,500 Redeemable Warrants as part of the SAILSM securities offered in our Initial Public Offering. We have accounted for such warrants underlying the SAILSM securities offered in our Initial Public Offering as a warrant liability. At each reporting period (1) the accounting treatment of the Redeemable Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Redeemable Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our statement of operations. For the three months ended March 31, 2021, we recorded a gain of $9,458,750 with respect to our outstanding Redeemable Warrants (see “Change in fair value of redeemable warrant liability” in the Part I, Item 1. Financial Statements—Statement of Operations of this Quarterly Report on Form 10-Q).

As the Redeemable Warrants, effective February 1, 2021 are separately traded on NYSE under the symbol “CBAH WS,” the fair value of the Redeemable Warrants will be determined based on the quoted traded price of these instruments. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Redeemable Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate a business combination with a target business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE ACQUISITION HOLDINGS, INC.

Date: May 17, 2021	By:	/s/ Cash J. Smith
Cash J. Smith
President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)