Form 10-Q
period 2021-06-30
CBRE Acquisition Holdings, Inc.
filed 2021-08-13
CIK 1828723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, there were 40,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 2,012,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CBRE ACQUISITION HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$391,397	$625,916
Prepaid and other current assets	1,326,762	1,447,037
Total Current Assets	1,718,159	2,072,953
Assets held in Trust Account	402,510,957	402,501,008
Total Assets	$404,229,116	$404,573,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$4,835
Due to related party	15,991	6,144
Franchise tax payable	100,000	26,218
Accrued expenses	2,186,170	96,850
Total Current Liabilities	2,302,161	134,047
Deferred underwriting commission	14,087,500	14,087,500
Sponsor promissory note	1,100,000	—
Redeemable warrant liability	10,867,500	18,716,250
Total Liabilities	28,357,161	32,937,797
Commitments and contingencies	—	—
Class A common stock subject to possible redemption, 40,250,000 shares at a redemption value of $10.00 per share	402,510,957	402,501,008
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	—	—
Accumulated deficit	(26,639,203)	(30,865,045)
Total Stockholders’ Deficit	(26,639,002)	(30,864,844)
Total Liabilities and Stockholders’ Deficit	$404,229,116	$404,573,961

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses	$2,563,665	$3,522,908
Franchise tax expense	100,000	100,000
Loss from operations	$2,663,665	$3,622,908
Other income (expense):
Change in fair value of redeemable warrant liability	(1,610,000)	7,848,750
Interest income earned on assets held in Trust Account	3,899	9,949
Income (loss) before income tax expense	$(4,269,766)	$4,235,791
Provision for income taxes	—	—
Net income (loss)	$(4,269,766)	$4,235,791

Net income (loss) per share:
Class A Common Stock – basic and diluted	$(0.10)	$0.10
Class B Common Stock – basic and diluted	$(0.10)	$0.10

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common Stock		Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$—	2,012,500	$201	$—	$(30,865,045)	$(30,864,844)
Subsequent measurement under ASC 480-10-S99	—	—	—	—	—	(6,050)	(6,050)
Net income	—	—	—	—	—	8,505,557	8,505,557
Balance at March 31, 2021	—	$—	2,012,500	$201	$—	$(22,365,538)	$(22,365,337)
Subsequent measurement under ASC 480-10-S99	—	—	—	—	—	(3,899)	(3,899)
Net loss	—	—	—	—	—	(4,269,766)	(4,269,766)
Balance at June 30, 2021	—	$—	2,012,500	$201	$—	$(26,639,203)	$(26,639,002)

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended
June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,235,791
Adjustments to reconcile net income to net cash used in operating activities:
Interest income (from Trust Account)	(9,949)
Change in fair value of redeemable warrant liability	(7,848,750)
Changes in operating assets and liabilities:
Prepaid and other current assets	120,275
Accounts payable	(4,835)
Due to related party	9,847
Franchise tax payable	73,782
Accrued expenses	2,089,320
Net cash used in operating activities	$(1,334,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor promissory note	1,100,000
Net cash provided by financing activities	$1,100,000
Decrease in cash	(234,519)
Cash at beginning of period	625,916
Cash at end of period	$391,397
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Change in Class A common stock subject to possible redemption	$9,949

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

On October 13, 2020, the Company was funded by its Sponsor (as defined below) in the amount of $25,100, purchasing 100 undesignated shares of common stock for $100 and advancing $25,000 in exchange for a promissory note. The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering (as described below). As of June 30, 2021, the Company had neither engaged in any operations nor generated any revenues to date. The Company will not generate operating revenues prior to the completion of its Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. See “The Trust Account” below. The Company has selected December 31st as its fiscal year end.

On July 12, 2021, the Company entered into a Business Combination Agreement (as defined below). Refer to “Note 11—Subsequent Events” for further discussion.

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

As of February 1, 2021, holders of the Company’s SAILSM securities have the right to elect to separately trade the shares of Class A common stock and warrants included in the SAILSM securities. Any SAILSM securities not separated will continue to trade on the New York Stock Exchange (“NYSE”) under the symbol “CBAH.U,” and any underlying shares of Class A common stock and warrants that are separated will trade on NYSE under the symbols “CBAH” and “CBAH WS,” respectively. No fractional warrants will be issued upon separation of the SAILSM securities and only whole warrants will trade. The SAILSM securities will separate, without further action by the holders, at the closing of the Business Combination.

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

Having signed a definitive agreement for a Business Combination, the Company will provide the public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock in connection with a stockholder meeting to approve the Business Combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions payable to the underwriter. The Company will complete its Business Combination only if a majority of the outstanding shares of Class A common stock voted are voted in favor of the Business Combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the business transaction). However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission (the “Redemption Floor”). In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

When the Company holds a stockholder vote in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, subject to the Redemption Floor. As a result, such shares have been recorded at their redemption amount and classified as temporary equity in accordance with FASB Accounting Standards Codification (ASC) 480, “Distinguishing Liabilities from Equity” (ASC 480).

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

As described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on June 11, 2021, the Securities and Exchange Commission (the “SEC”) released a public statement (the “Public Statement”) on April 12, 2021 informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability. Due to the clarifying guidance within the Public Statement, the Company determined that the Redeemable Warrants should be classified as liabilities, which requires the Redeemable Warrants to be measured at fair value with any changes in fair value each period reported in earnings. Additionally, since the Redeemable Warrants are classified as liabilities, the issuance costs associated with the Initial Public Offering that are allocated to the Redeemable Warrants are expensed in the Statement of Operations.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2021 and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.

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

As of June 30, 2021, the assets held in the Trust Account were comprised of $402,509,142 invested in marketable debt securities and $1,815 of interest receivable associated with those investments. As of December 31, 2020, the assets held in the Trust Account were comprised of $402,500,000 invested in marketable debt securities and $1,008 of interest receivable associated with those investments. The Company classifies the marketable debt securities held in the Trust Account as available for sale. Available for sale debt securities are carried at their fair value and any difference between cost and fair value is recorded as an unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income (loss) in the statements of equity. The cost of securities sold is based on the specific identification method. The estimated fair values of marketable debt securities held in the Trust Account are determined using available market information. During the three and six months ended June 30, 2021 and the period ended December 31, 2020, there have been no realized or unrealized gains or losses or declines in value resulting from credit losses on the debt securities held in the Trust Account. Interest and dividends on the debt securities held in the Trust Account are included in Interest income earned on assets held in Trust Account in the Statement of Operations.

During the three and six months ended June 30, 2021 and the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

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

Net Income (Loss) per Share of Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. Net income (loss) per share of common stock is computed by dividing pro rata net income by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Redeemable Warrants and Private Placement Warrants to purchase an aggregate of 17,429,167 Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the warrants are out of the money and hence would not result in the issuance of incremental shares of common stock under the treasury stock method. For the same reason, the Company did not consider the effect of an exercise of the Private Placements Warrants that are associated with the drawn amount of the Promissory Note. The outstanding balance entitles the Sponsor to receive 733,333 Private Placements Warrants upon the close of the intended business combination, each exercisable to purchase one share of Class A common stock at $11.00 per share. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per share of common stock for the period. No warrants were exercised during the six months ended June 30, 2021.

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(4,070,157)	$(203,508)	$4,024,612	$201,230
Denominator:
Weighted-average shares outstanding	40,250,000	2,012,500	40,250,000	2,012,500
Basic and diluted net income (loss) per share	$(0.10)	$(0.10)	$0.10	$0.10

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

Alignment Shares

As of June 30, 2021, the Sponsor and the Company’s directors and officers held 2,012,500 Alignment Shares. The Alignment Shares are designated as shares of Class B common stock and were reclassified in connection with the Initial Public Offering by the Company’s second amended and restated certificate of incorporation, filed on December 10, 2020. As discussed further in Note 4, the Sponsor purchased the shares of Class B common stock for an aggregate purchase price of $25,000 or approximately $0.01 per share. The purchase price of the Alignment Shares was determined by dividing the amount contributed to the Company by the number of Alignment Shares issued. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. The Alignment Shares are entitled to 20% of the voting power of the Company’s common stock prior to the completion of the Company’s Business Combination.

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

On July 12, 2021, the Company entered into a Business Combination Agreement and modified the terms of the Alignment Shares. Refer to “Note 11—Subsequent Events” for further discussion.

Private Placement Warrants

On December 10, 2020 the Sponsor purchased from the Company an aggregate of 7,366,667 Private Placement Warrants at a price of $1.50 per warrant (approximately $11,050,000 in the aggregate), in a private placement that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.00 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the time of closing $402,500,000 was held in the Trust Account.

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

NOTE 4—RELATED PARTY TRANSACTIONS

Shares of Common Stock

On October 13, 2020, the Sponsor purchased 100 undesignated shares of common stock for a purchase price of $100, or $1 per share, and advanced $25,000 in exchange for a promissory note. Prior to the Sponsor’s initial investment in the Company, the Company had no assets. On November 6, 2020, the Sponsor purchased an aggregate of 2,300,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share, paid through the cancellation of an equivalent outstanding amount under the promissory note between the Company and the Sponsor, and the tender to the Company of all 100 shares of the Company’s undesignated common stock held by the Sponsor. See “Note payable—Sponsor” and “Note 6—Stockholders’ Deficit” below. On November 27, 2020, 287,500 shares of Class B common stock were forfeited by the Sponsor. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. As of June 30, 2021 and December 31, 2020, the Sponsor and the Company’s directors and officers held 2,012,500 Alignment Shares.

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

Sponsor Promissory Note

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

On February 16, 2021, the Company entered into a Second Amended and Restated Promissory Note with the Sponsor (the “Sponsor Note”), with borrowing capacity up to $3,000,000, in order to finance transaction costs in connection with an intended Business Combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a Business Combination and (ii) December 31, 2022. The principal amount of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the Sponsor. These warrants would be identical to the Private Placement Warrants. On May 17, 2021, the Company borrowed $1,100,000 under the note, which was outstanding as of June 30, 2021. The note is carried at fair value on the Company’s Balance Sheet and remeasured each reporting period in accordance with the guidance in ASC 480, "Distinguishing Liabilities from Equity”. As of June 30, 2021, the fair value of the Sponsor Note was determined to equal the drawn amount, as the fair value of the Private Placement Warrants is less than the stated conversion price. On August 12, the Company borrowed an additional $1,900,000 under the note, for total outstanding borrowings of $3,000,000.

Administrative Service Agreement

On December 10, 2020, the Company entered into an agreement to pay $10,000 a month for office space, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2021, the Company recorded $30,000 and $60,000, respectively, of expense related to this agreement, which is included in Operating expenses on the Statement of Operations.

NOTE 5— COMMITMENT AND CONTINGENCIES

Underwriting Agreement

The underwriter was entitled to underwriting discounts and commissions of $0.55 per SAILSM security, or $22,137,500, of which $8,050,000 was paid at closing of the Initial Public Offering. As of June 30, 2021, the Company had $14,087,500 of accrued offering costs in the accompanying Balance Sheet, representing deferred underwriting commissions that will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. A portion of such amount, not to exceed 20% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid (a) to any underwriter from the Company’s Initial Public Offering in an amount (at the sole discretion of the Company’s management team) that is disproportionate to the portion of the aggregate deferred underwriting commission payable to such underwriter based on their participation in the Initial Public Offering and/or (b) to third parties that did not participate in the Company’s Initial Public Offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”)) that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6—STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 40,250,000 shares of Class A common stock outstanding, all of which are presented as temporary equity outside of the stockholders’ deficit section of the Company’s Balance Sheet due to their redemption features. Refer to “Note 1—Description of Organization and Business Operations—Business Combination” and “Note 2—Summary of Significant Accounting Policies—Class A Common Stock Subject to Redemptions” for details on the redemption features associated with the Company’s Class A common stock.

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,012,500 shares of Class B common stock issued and outstanding.

The underwriter’s over-allotment option, which was exercised in full by the underwriter on December 11, 2020, included 5,250,000 SAILSM securities consisting of 5,250,000 shares of Class A common stock and 1,312,500 warrants which were issued to cover over-allotments.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Company determined that the Redeemable Warrants qualified as freestanding financial instruments that are bifurcated from the Class A common stock and classified as a separate liability pursuant to ASC 815, “Derivatives and Hedging” (ASC 815). According to ASC 815, financial instruments classified as liabilities are presented at fair value each reporting period, with changes in fair value recorded through earnings. As of June 30, 2021 and December 31, 2020, the value of the Redeemable Warrants was $10,867,500 and $18,716,250, respectively. The Company recorded a gain on the remeasurement value of the Redeemable Warrants of $7,848,750 for the six months ended June 30, 2021, and a loss on the remeasurement value of the Redeemable Warrants of $1,610,000 for the three months ended June 30, 2021, in the Change in fair value of redeemable warrant liability line in the Statement of Operations.

As the Redeemable Warrants, effective February 1, 2021, are separately traded on NYSE under the symbol “CBAH WS,” as of June 30, 2021, the fair value of the Redeemable Warrants was determined based on the quoted trading price of these instruments. As of December 31, 2020, the fair value of these instruments was estimated using Monte Carlo simulation. The key assumptions in the option pricing model utilized are assumptions related to expected underlying share-price volatility, expected term of the warrants, the risk-free interest rate and the Company’s dividend yield. The expected volatility as of the December 15, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in 2019 and 2020. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be one year until the closing of a Business Combination, and an estimated five year holding period, based on typical equity investor holding periods. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NOTE 8—STOCK-BASED COMPENSATION

The Company sold an aggregate of 2,300,000 Alignment Shares to the Sponsor on November 6, 2020. On November 27, 2020, the Sponsor sold 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company and forfeited 287,500 Alignment Shares due to an adjustment pursuant to the Initial Public Offering. See “Note 3—Initial Public Offering—Alignment Shares” for additional details. As of December 31, 2020 and June 30, 2021, 2,012,500 Alignment Shares were issued and outstanding.

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

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. The Alignment Shares and Private Placement Warrants were granted subject to a performance condition (i.e., the occurrence of a Business Combination ), as well as various market conditions (i.e., stock price targets after consummation of the Business Combination). The various market conditions are considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Alignment Shares and Private Placement Warrants is recognized only when the satisfaction of the performance condition is probable. At June 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized through June 30, 2021. Unrecognized stock-based compensation expense as of June 30, 2021 was in excess of $250 million would be recognized at the date a Business Combination is considered probable (i.e., upon consummation).

On July 12, 2021, the Company entered into a Business Combination Agreement and modified the terms of the Alignment Shares which resulted in a decrease in the unrecognized stock-based compensation expense. Refer to “Note 11—Subsequent Events” for further discussion.

NOTE 9—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Money market fund held by Trust Account	$402,509,142	$—	$—
Total assets at fair value	$402,509,142	$—	$—
Liabilities
Sponsor promissory note	$—	$1,100,000	$—
Redeemable warrant liability	10,867,500	—	—
Total liabilities at fair value	$10,867,500	$1,100,000	$—

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Money market fund held by Trust Account	$402,500,000	$—	$—
Total assets at fair value	$402,500,000	$—	$—
Liabilities
Redeemable warrant liability	$—	$—	$18,716,250
Total liabilities at fair value	$—	$—	$18,716,250

NOTE 10—INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2021 was $0.0 million. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0% as the Company continues to record full valuation allowance for all of its deferred tax assets.

As of June 30, 2021 and December 31, 2020, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with net operating losses and capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of June 30, 2021 and December 31, 2020, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the three and six months ended June 30, 2021, the Company did not accrue any interest and penalties.

NOTE 11—SUBSEQUENT EVENTS

Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to August 13, 2021, the date the financial statements were issued.

Business Combination Agreement

On July 12, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among CBAH, CBAH Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), CBAH Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), Altus Power America Holdings, LLC, a Delaware limited liability company (“Altus Power Holdings”), APAM Holdings LLC, a Delaware limited liability company (“Altus Management Holdings”) and Altus Power, Inc., a Delaware corporation (“Altus”). Upon the terms and subject to the conditions of the Business Combination Agreement, CBAH will acquire Altus and CBAH will be renamed as “Altus Power, Inc.”

Pursuant to the Business Combination Agreement, at the closing of the transactions contemplated therein, First Merger Sub will merge with and into Altus, and the company surviving that merger will merge with and into Second Merger Sub and, as a result of such mergers, the holders of common stock of Altus will be entitled to receive, in the aggregate, $900 million of CBAH’s Class A common stock (valued at $10 per share). All issued and outstanding shares of common stock of Altus are currently held by Altus Power Holdings, and prior to the closing such shares would be distributed to holders of equity interests in Altus Power Holdings (including Altus Management Holdings) and Altus Management Holdings will distribute the shares it receives to the equity holders of Altus Management Holdings. In addition, at the closing, each share of preferred stock of Altus issued and outstanding immediately prior to such merger will be redeemed. Such redemption is expected to require approximately $275 million, assuming no additional preferred equity is issued prior to the closing. Altus is permitted to issue additional preferred stock subject to certain restrictions in the Business Combination Agreement.

The Business Combination Agreement contains certain termination rights for CBAH and Altus, including the right of either party to terminate the agreement if the closing of the transactions contemplated by the Business Combination Agreement have not occurred by March 31, 2022 (subject to certain exceptions) or if CBAH has not obtained the required approvals from its stockholders.

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company has entered into separate subscription agreements (collectively, the “PIPE Subscription Agreements”), dated July 12, 2021, with certain investors, pursuant to which the Company has agreed to issue and sell, in private placements to close contemporaneously with, but immediately prior to, the Business Combination, an aggregate of 27.5 million shares of Class A common stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $275.0 million (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, and will be consummated concurrently with, the closing of the transactions contemplated by the Business Combination Agreement. Pursuant to its PIPE Subscription Agreement, the Sponsor has committed to purchase shares of the Company's Class A common stock in an aggregate amount of $70.0 million, with a commitment to purchase additional shares of the Company's Class A common stock in an aggregate amount of up to $150.0 million to the extent of the amount of redemptions of shares of the Company's Class A common stock submitted for redemption by public stockholders in connection with the closing. The Company's Chief Executive Officer and Director, William Concannon has also committed to purchase shares of the Company's Class A common stock in an aggregate amount of $1.0 million.

Modification of Alignment Shares

At the closing of the Business Combination Agreement, the Company’s certificate of incorporation will be amended and restated to be in the form attached to the Business Combination Agreement (the “PubCo Charter”), and will, among other things, provide that the shares of Class B common stock will convert into shares of Class A common stock over a seven year measurement period following the closing. Furthermore, the PubCo Charter caps the total number of shares of Class A common stock that may be issued in such conversion to 8.5% of the total number of issued and outstanding shares of Class A common stock on the closing date of the transactions contemplated by the Business Combination Agreement except that if there are more than $100 million in outstanding redemptions of shares of the Company’s Class A common stock in connection therewith, the 8.5% cap in the foregoing calculation will be increased to 9.5%. Contemporaneously with the execution of the Business Combination Agreement, the holders of Class B common stock will surrender 30% of the shares of Class B common stock held by such holder.

The fair value of the Alignment Shares was remeasured upon the agreement to the modification described above. The fair value of the Alignment Shares was reduced to approximately $110 million in connection with such modifications on July 12, 2021 (“modification date”). The Company determined that the satisfaction of the performance condition remained improbable as of the modification date. Consequently, no compensation expense was recognized at the modification date. The unrecognized compensation expense will be recognized when the performance condition becomes probable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (our “2020 Annual Report”), as well as in our other reports filed with the SEC.

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

Business Combination Agreement

On July 12, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among CBAH, CBAH Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), CBAH Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), Altus Power America Holdings, LLC, a Delaware limited liability company (“Altus Power Holdings”), APAM Holdings LLC, a Delaware limited liability company (“Altus Management Holdings”) and Altus Power, Inc., a Delaware corporation (“Altus”). Upon the terms and subject to the conditions of the Business Combination Agreement, CBAH will acquire Altus and CBAH will be renamed as “Altus Power, Inc.”

Pursuant to the Business Combination Agreement, at the closing of the transactions contemplated therein, First Merger Sub will merge with and into Altus, and the company surviving that merger will merge with and into Second Merger Sub and, as a result of such mergers, the holders of common stock of Altus will be entitled to receive, in the aggregate, $900 million of CBAH’s Class A common stock (valued at $10 per share). All issued and outstanding shares of common stock of Altus are currently held by Altus Power Holdings, and prior to the closing such shares would be distributed to holders of equity interests in Altus Power Holdings (including Altus Management Holdings) and Altus Management Holdings will distribute the shares it receives to the equity holders of Altus Management Holdings. In addition, at the closing, each share of preferred stock of Altus issued and outstanding immediately prior to such merger will be redeemed. Such redemption is expected to require approximately $275 million, assuming no additional preferred equity is issued prior to the closing. Altus is permitted to issue additional preferred stock subject to certain restrictions in the Business Combination Agreement.

The Business Combination Agreement contains certain termination rights for CBAH and Altus, including the right of either party to terminate the agreement if the closing of the transactions contemplated by the Business Combination Agreement have not occurred by March 31, 2022 (subject to certain exceptions) or if CBAH has not obtained the required approvals from its stockholders.

Concurrently with the execution of the Business Combination Agreement, the Company has entered into separate subscription agreements (collectively, the “PIPE Subscription Agreements”), dated July 12, 2021, with certain investors, pursuant to which the Company has agreed to issue and sell, in private placements to close contemporaneously with, but immediately prior to, the Business Combination, an aggregate of 27.5 million shares of Class A common stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $275.0 million (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, and will be consummated concurrently with, the closing of the transactions contemplated by the Business Combination Agreement. Pursuant to its PIPE Subscription Agreement, the Sponsor has committed to purchase shares of the Company's Class A common stock in an aggregate amount of $70.0 million, with a commitment to purchase additional shares of the Company's Class A common stock in an aggregate amount of up to $150.0 million to the extent of the amount of redemptions of shares of the Company's Class A common stock submitted for redemption by public stockholders in connection with the closing. The Company's Chief Executive Officer and Director, William Concannon has also committed to purchase shares of the Company's Class A common stock in an aggregate amount of $1.0 million.

Results of Operations

During the three and six months ended June 30, 2021, we reported a net loss of $4,269,766 and net income of $4,235,791, respectively. As of June 30, 2021, we had neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our business combination, at the earliest. The net loss during the three months ended June 30, 2021 was primarily driven by the increase in the fair value of the Redeemable Warrant (as defined below) liability from March 31, 2021 to June 30, 2021 and operating expenses incurred during the period. The net income during the six months ended June 30, 2021 was primarily driven by the decrease in the fair value of the Redeemable Warrant (as defined below) liability from December 31, 2020 to June 30, 2021, offset by operating expenses incurred during the period.

Since completing our Initial Public Offering, we generate non-operating income on cash and funds held in the trust account in the form of interest income on cash and funds invested in specified U.S. government treasury obligations or in specified money market funds which invest only in direct U.S. government treasury obligations. Other than the increases and decreases in the fair value of the Redeemable Warrant liability, there has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our last audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We cannot assure you that our plans to complete our business combination will be successful.

During the three and six months ended June 30, 2021, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a, and negotiating a potential business combination. We believe that we have sufficient funds available to complete our efforts to effect a business combination with an operating business by December 15, 2022 (or March 15, 2023 if applicable), including from our Sponsor Note. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.

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

On February 16, 2021, we entered into a second amended and restated promissory note (the “second amended and restated promissory note”) with our Sponsor, with borrowing capacity up to $3,000,000. in order to finance transaction costs in connection with an intended business combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a business combination and (ii) December 31, 2022 (or March 31, 2023 if applicable). The principal amount of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant at the option of our sponsor. These warrants would be identical to the private placement warrants. On May 17, 2021, the Company borrowed $1,100,000 under the note, which remains outstanding as of June 30, 2021. On August 12, the Company borrowed an additional $1,900,000 under the note, for total outstanding borrowings of $3,000,000.

At June 30, 2021, we had $402,510,957 of assets held in the Trust Account and we had $391,397 in cash outside the trust account, which is available to fund our working capital requirements.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions) to complete our business combination. We may withdraw interest to pay our taxes, if any. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be approximately $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of June 30, 2021.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations at June 30, 2021. In connection with the Initial Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $10,000 to CBRE, Inc., an affiliate of our Sponsor, for office space, administrative and support services. The administrative services agreement terminates upon the earlier of the completion of a business combination or the liquidation of the Company. The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,050,000) was paid at the consummation of our Initial Public Offering, and 3.5% ($14,087,500) was deferred. The deferred underwriting commission will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the deferred underwriting discount.

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

Critical Accounting Policies

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2021 and the results of operations and cash flows for the period presented. Actual results could materially differ from those estimates. A discussion of such critical accounting policies, which include financial instruments, fair value measurement, stock-based compensation and income taxes can be found in our 2020 Annual Report. There have been no material changes to these policies as of June 30, 2021, except as follows:

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

The Company determined that the Redeemable Warrants qualified as freestanding financial instruments that are bifurcated from the Class A common stock and classified as a separate liability pursuant to ASC 815, Derivatives and Hedging” (ASC 815). According to ASC 815, financial instruments classified as liabilities are presented at fair value each reporting period, with changes in fair value recorded through earnings. As of June 30, 2021 and December 31, 2020, the value of the Redeemable Warrants was $10,867,500 and $18,716,250, respectively. The Company recorded a gain on the remeasurement value of the Redeemable Warrants of $7,848,750 for the six months ended June 30, 2021, and a loss on the remeasurement value of the Redeemable Warrants of $1,610,000 for the three months ended June 30, 2021, in the Change in fair value of redeemable warrant liability line in the Statement of Operations.

As the Redeemable Warrants, effective February 1, 2021, are separately traded on NYSE under the symbol “CBAH WS,” as of June 30, 2021, the fair value of the Redeemable Warrants was determined based on the quoted trading price of these instruments. As of December 31, 2020, the fair value of these instruments was estimated using Monte Carlo simulation. The key assumptions in the option pricing model utilized are assumptions related to underlying expected share-price volatility of the warrants, the expected term, risk-free interest rate and the Company’s dividend yield. The expected volatility as of the December 15, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in 2019 and 2020. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be one year until the closing of a business combination, and an estimated five year holding period, based on typical equity investor holding periods. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any material market or interest rate risk, except as described in the Risk Factors discussed herein and in our 2020 Annual Report. The net proceeds of the Initial Public Offering and the private placement warrants, including amounts in the trust account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the periods covered by this report, our disclosure controls and procedures were effective as of June 30, 2021, due to the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, following the SEC Staff Statement, we identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments, including the Redeemable Warrants.

In response to this material weakness, we have expanded our management team to include further expertise related to complex financial instruments, performed a thorough review of our complex financial instruments and accounting positions of both new and existing instruments, and engaged third party accounting advisors. Furthermore, we enhanced the oversight and review controls related to non-recurring and complex transactions.

As of June 30, 2021, based on an assessment performed by our management on the performance of the remediation measures described above, we determined that the material weakness previously identified in our internal control over financial reporting had been remediated.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

With the exception of the following, there have been no material changes to our risk factors as previously disclosed in our 2020 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The Sponsor, certain members of the Board of Directors of the Company (the “Board”) and certain of our officers have interests in the business combination that are different from or are in addition to other Company stockholders in recommending that the Company stockholders vote in favor of approval of the business combination and related matters.

Our stockholders should be aware that the Sponsor and certain directors and officers of the Company have interests in the business combination that may be different from, or in addition to, the interests of our stockholders generally. These interests include:

•
the fact that the Sponsor and our officers and directors have waived their redemption rights with respect to any Alignment Shares held by them in connection with a stockholder vote to approve a proposed initial business combination;
•
the continued right of the Sponsor to hold Class A common stock and the shares of Class A common stock to be issued to the Sponsor upon exercise of its Private Placement Warrants following the consummation of the business combination and related transactions, subject to certain lock-up periods;
•
if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the completion window, the Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party (other than our independent public accountants) for services rendered or products sold to us, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the Trust Account;
•
the continued indemnification of our existing directors and officers and the continuation of our directors’ and officers’ liability insurance after the business combination;
•
the fact that the Sponsor and our officers and directors will lose their entire investment in us and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated within the completion window;
•
the fact that the Sponsor and our officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Alignment Shares if we fail to complete an initial business combination within the completion window;
•
the fact that the Sponsor paid an aggregate of $11,050,000 for its 7,366,667 Private Placement Warrants and that such Private Placement Warrants will expire worthless if a business combination is not consummated within the completion window;
•
the fact that the Company entered into the Investor Rights Agreement, dated as of July 12, 2021 (the “Investor Rights Agreement”) and effective upon the consummation of the business combination, with the Sponsor and the other parties named therein, which provides for, among other things, (a) the right to nominate directors to the Board, (b) registration rights, including, among other things, customary demand, shelf and piggy-back rights, subject to certain restrictions and customary cut-back provisions and (c) transfer restrictions on certain parties’ shares of common stock until the first anniversary of the consummation of the business combination (or 270 days following the consummation of the business combination with respect to certain parties to the Investor Rights Agreement), subject to certain exceptions;
•
the fact that the holders of shares of Class B common stock have agreed to (a) surrender to the Company 30% of the shares of Class B common stock in connection with the closing of the business combination and other related matters and (b) certain transfer restrictions on the Class B common stock;
•
that the Sponsor has committed to invest in the PIPE Investment by entering into a PIPE Subscription Agreement, dated as of July 13, 2021, with the Company for an aggregate commitment ranging from $70,000,000 to $220,000,000; and
•
Altus and CBRE, Inc. entered into a Commercial Collaboration Agreement, dated as of July 12, 2021.

The personal and financial interests of our officers and directors may have influenced their motivation in identifying and selecting Altus, completing a business combination with Altus and may influence their operation of the post-combination company following the business combination. This risk may become more acute as the deadline of December 15, 2022 (or February 15, 2023, as applicable) for completing an initial business combination nears.

The Board was aware of and considered these interests, among other matters, in evaluating and negotiating the business combination and other related matters and in recommending to the Company’s stockholders that they vote to approve the business combination and related matters.

Our Redeemable Warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 10,062,500 Redeemable Warrants as part of the SAILSM securities offered in our Initial Public Offering. We have accounted for such warrants underlying the SAILSM securities offered in our Initial Public Offering as a warrant liability. At each reporting period, the fair value of the liability of the Redeemable Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our statement of operations.

As of June 30, 2021 and December 31, 2020, the value of the Redeemable Warrants was $10,867,500 and $18,716,250, respectively. The Company recorded a gain on the remeasurement value of the Redeemable Warrants of $7,848,750 for the six months ended June 30, 2021, and a loss on the remeasurement value of the Redeemable Warrants of $1,610,000 for the three months ended June 30, 2021 (see “Change in fair value of redeemable warrant liability” in the Part I, Item 1. Financial Statements—Statement of Operations of this Quarterly Report on Form 10-Q).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1*	Business Combination Agreement, dated as of July 12, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

4.1

Warrant Agreement, dated December 10, 2020, by and between CBRE Acquisition Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.1	Sponsor Support Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.2	Company Stockholder Support Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.3	Commercial Collaboration Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.5	Investor Rights Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*         Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBRE ACQUISITION HOLDINGS, INC.

Date: August 13, 2021	By:	/s/ Cash J. Smith
Cash J. Smith
President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)