Form 10-Q
period 2021-09-30
CBRE Acquisition Holdings, Inc.
filed 2021-11-12
CIK 1828723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, there were 40,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 2,012,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CBRE ACQUISITION HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$1,408,837	$625,916
Prepaid and other current assets	973,859	1,447,037
Due from related party	16,945	—
Total Current Assets	2,399,641	2,072,953
Assets held in Trust Account	402,519,359	402,501,008
Total Assets	$404,919,000	$404,573,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$4,835
Due to related party	—	6,144
Franchise tax payable	133,936	26,218
Accrued expenses	5,014,415	96,850
Total Current Liabilities	5,148,351	134,047
Deferred underwriting commission	14,087,500	14,087,500
Sponsor promissory note	3,300,000	—
Redeemable warrant liability	16,603,125	18,716,250
Total Liabilities	39,138,976	32,937,797
Commitments and contingencies	—	—
Class A common stock subject to possible redemption, 40,250,000 shares at a redemption value of $10.00 per share	402,519,359	402,501,008
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 2,012,500 shares issued and outstanding	201	201
Additional paid-in capital	—	—
Accumulated deficit	(36,739,536)	(30,865,045)
Total Stockholders’ Deficit	(36,739,335)	(30,864,844)
Total Liabilities and Stockholders’ Deficit	$404,919,000	$404,573,961

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating expenses	$4,014,708	$7,537,616
Franchise tax expense	50,000	150,000
Loss from operations	$4,064,708	$7,687,616
Other income (expense):
Change in fair value of redeemable warrant liability	(5,735,625)	2,113,125
Change in fair value of sponsor promissory note	(300,000)	(300,000)
Interest income earned on assets held in Trust Account	8,402	18,351
Loss before income taxes	$(10,091,931)	$(5,856,140)
Provision for income taxes	—	—
Net loss	$(10,091,931)	$(5,856,140)

Net loss per share:
Class A Common Stock – basic and diluted	$(0.24)	$(0.14)
Class B Common Stock – basic and diluted	$(0.24)	$(0.14)

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common Stock		Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	—	$—	2,012,500	$201	$—	$(30,865,045)	$(30,864,844)
Subsequent measurement under ASC 480-10-S99	—	—	—	—	—	(6,050)	(6,050)
Net income	—	—	—	—	—	8,505,557	8,505,557
Balance at March 31, 2021	—	$—	2,012,500	$201	$—	$(22,365,538)	$(22,365,337)
Subsequent measurement under ASC 480-10-S99	—	—	—	—	—	(3,899)	(3,899)
Net loss	—	—	—	—	—	(4,269,766)	(4,269,766)
Balance at June 30, 2021	—	$—	2,012,500	$201	$—	$(26,639,203)	$(26,639,002)
Subsequent measurement under ASC 480-10-S99	—	—	—	—	—	(8,402)	(8,402)
Net loss	—	—	—	—	—	(10,091,931)	(10,091,931)
Balance at September 30, 2021	—	$—	2,012,500	$201	$—	$(36,739,536)	$(36,739,335)

The accompanying notes are an integral part of the financial statements.

CBRE ACQUISITION HOLDINGS, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,856,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on assets held in Trust Account	(18,351)
Change in fair value of redeemable warrant liability	(2,113,125)
Change in fair value of sponsor promissory note	300,000
Changes in operating assets and liabilities:
Prepaid and other current assets	473,178
Due from related party	(16,945)
Accounts payable	(4,835)
Due to related party	(6,144)
Franchise tax payable	107,718
Accrued expenses	4,917,565
Net cash used in operating activities	$(2,217,079)
CASH FLOWS FROM INVESTING ACTIVITIES:	$—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor promissory note	3,000,000
Net cash provided by financing activities	$3,000,000
Decrease in cash	782,921
Cash at beginning of period	625,916
Cash at end of period	$1,408,837
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Change in Class A common stock subject to possible redemption	$18,351

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

On October 13, 2020, the Company was funded by its Sponsor (as defined below) in the amount of $25,100, purchasing 100 undesignated shares of common stock for $100 and advancing $25,000 in exchange for a promissory note. The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering (as described below). As of September 30, 2021, the Company had neither engaged in any operations nor generated any revenues to date. The Company will not generate operating revenues prior to the completion of its Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. See “The Trust Account” below. The Company has selected December 31st as its fiscal year end.

On July 12, 2021, the Company entered into a Business Combination Agreement (as defined below), as discussed below.

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

Initial Public Offering

The Company intends to finance a Business Combination, in part, with proceeds of $402,500,000 from the Initial Public Offering of 40,250,000 SAILSM securities (including the full exercise of the underwriter’s over-allotment option) consisting of one share of Class A common stock, $0.0001 par value, of the Company (“Class A common stock”) and one-fourth of one warrant and approximately $11,050,000 from the sale of 7,366,667 Private Placement Warrants (as defined below) at $1.50 per warrant. Approximately $402,500,000 was held in a Trust Account (as defined below) as of the closing of the Initial Public Offering and the sale of Private Placement Warrants. The underwriter’s over-allotment option, which was exercised in full by the underwriter on December 11, 2020, included 5,250,000 SAILSM securities consisting of 5,250,000 shares of Class A common stock and 1,312,500 warrants which were issued to cover over-allotments.

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

The Company has 24 months from the closing date of the Initial Public Offering to complete its Business Combination (or 27 months, as applicable). If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefore, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they will waive their rights to liquidating distributions from the Trust Account with respect to their Alignment Shares if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable). However, if the Sponsor and the Company’s officers and directors acquire public shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Accounjuly 12t with respect to such public shares if the Company fails to complete a Business Combination within the allotted 24 month period (or 27 month period, as applicable).

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

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company has entered into separate subscription agreements (collectively, the “PIPE Subscription Agreements”), dated July 12, 2021, with certain investors, pursuant to which the Company has agreed to issue and sell, in private placements to close contemporaneously with, but immediately prior to, the Business Combination, an aggregate of 27.5 million shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $275.0 million (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, and will be consummated concurrently with, the closing of the transactions contemplated by the Business Combination Agreement. Pursuant to its PIPE Subscription Agreement, the Sponsor has committed to purchase shares of the Company’s Class A common stock in an aggregate amount of $70.0 million, with a commitment to purchase additional shares of the Company’s Class A common stock in an aggregate amount of up to $150.0 million to the extent of the amount of redemptions of shares of the Company’s Class A common stock submitted for redemption by public stockholders in connection with the closing. The Company's Chief Executive Officer and Director, William Concannon has also committed to purchase shares of the Company's Class A common stock in an aggregate amount of $1.0 million.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to additional funds from the Sponsor that are sufficient to fund the working capital needs of the Company for at least one year from the issuance of these financial statements. See “Note 4—Related Party Transactions—Sponsor Promissory Note” for further information.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2021 and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2021 or December 31, 2020.

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

As of September 30, 2021, the assets held in the Trust Account were comprised of $402,517,410 invested in marketable debt securities and $1,949 of interest receivable associated with those investments. As of December 31, 2020, the assets held in the Trust Account were comprised of $402,500,000 invested in marketable debt securities and $1,008 of interest receivable associated with those investments. The Company classifies the marketable debt securities held in the Trust Account as available for sale. Available for sale debt securities are carried at their fair value and any difference between cost and fair value is recorded as an unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income (loss) in the statements of equity. The cost of securities sold is based on the specific identification method. The estimated fair values of marketable debt securities held in the Trust Account are determined using available market information. During the three and nine months ended September 30, 2021 and the period ended December 31, 2020, there have been no realized or unrealized gains or losses or declines in value resulting from credit losses on the debt securities held in the Trust Account. Interest and dividends on the debt securities held in the Trust Account are included in Interest income earned on assets held in Trust Account in the Statement of Operations.

During the three and nine months ended September 30, 2021 and the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

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

Net Income (Loss) per Share of Common Stock private place

The Company has two classes of common stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. Net income (loss) per share of common stock is computed by dividing pro rata net loss by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Redeemable Warrants and Private Placement Warrants to purchase an aggregate of 17,429,167 Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the warrants are out of the money and hence would not result in the issuance of incremental shares of common stock under the treasury stock method. For the same reason, the Company did not consider the effect of an exercise of the Private Placements Warrants that are associated with the drawn amount of the Sponsor Promissory Note (refer to “Note 4–Related Party Transactions—Sponsor Promissory Note” for details on the Sponsor Promissory Note). The outstanding balance of the Sponsor Promissory Note entitles the Sponsor to receive 1,500,000 Private Placements Warrants upon the close of the intended business combination, each exercisable to purchase one share of Class A common stock at $11.00 per share. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per share of common stock for the period. No warrants were exercised during the nine months ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(9,619,365)	$(480,968)	$(5,594,754)	$(279,737)
Denominator:
Weighted-average shares outstanding	40,250,000	2,012,500	40,250,000	2,012,500
Basic and diluted net loss per share	$(0.24)	$(0.24)	$(0.14)	$(0.14)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to “Note 7—Redeemable Warrant Liability” for the valuation of the Company’s Redeemable Warrant liability. Refer to “Note 4–Related Party Transactions–Sponsor Promissory Note” for the valuation of the Company’s Sponsor Promissory Note. Refer to “Note 8—Stock-Based Compensation” for the valuation of the Company’s stock-based compensation.

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

Alignment Shares

As of September 30, 2021, the Sponsor and the Company’s directors and officers held 2,012,500 Alignment Shares. The Alignment Shares are designated as shares of Class B common stock and were reclassified in connection with the Initial Public Offering by the Company’s second amended and restated certificate of incorporation, filed on December 10, 2020. As discussed further in Note 4, the Sponsor purchased the shares of Class B common stock for an aggregate purchase price of $25,000 or approximately $0.01 per share. The purchase price of the Alignment Shares was determined by dividing the amount contributed to the Company by the number of Alignment Shares issued. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. The Alignment Shares are entitled to 20% of the voting power of the Company’s common stock prior to the completion of the Company’s Business Combination.

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
•
The Sponsor and the Company’s officers and directors have entered a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Alignment Shares and public shares they hold in connection with the completion of the Business Combination, (ii) to waive their redemption rights with respect to any Alignment Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering or with respect to other specified provisions relating to stockholders’ rights or pre-Business Combination activity; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares they hold if the Company fails to complete a Business Combination within 24 months (or 27 months, as applicable) from the closing of the Initial Public Offering, although they are entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete a Business Combination within such time period. If the Company submits the Business Combination to the public stockholders for a vote, the Sponsor and the Company’s directors and officers have agreed, pursuant to such letter agreement, to vote their Alignment Shares and any public shares purchased during or after the Initial Public Offering in favor of the Business Combination; and
•
The 2,012,500 shares of Class B common stock, par value $0.0001 per share, will convert as follows: on the last day of each measurement period, which will occur annually over ten fiscal years following the consummation of the Business Combination (and, with respect allotmento any measurement period in which the Company undergoes a change of control or in which the Company is liquidated, dissolved or wound up, on the business day immediately prior to such event instead of on the last day of such measurement period), 201,250 Alignment Shares will automatically convert, subject to adjustment as described herein, into shares of the Company’s Class A common stock (“conversion shares”), as follows:
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

On July 12, 2021, the Company entered into a Business Combination Agreement and modified the terms of the Alignment Shares. See “Note 1—Description of Organization and Business Operations— Modification of Alignment Shares” for further discussion.

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

NOTE 4—RELATED PARTY TRANSACTIONS

Shares of Common Stock

On October 13, 2020, the Sponsor purchased 100 undesignated shares of common stock for a purchase price of $100, or $1 per share, and advanced $25,000 in exchange for a promissory note. Prior to the Sponsor’s initial investment in the Company, the Company had no assets. On November 6, 2020, the Sponsor purchased an aggregate of 2,300,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share, paid through the cancellation of an equivalent outstanding amount under the promissory note between the Company and the Sponsor, and the tender to the Company of all 100 shares of the Company’s undesignated common stock held by the Sponsor. See “Sponsor Promissory Note” and “Note 6—Stockholders’ Deficit” below. On November 27, 2020, 287,500 shares of Class B common stock were forfeited by the Sponsor. In connection with the Initial Public Offering, the Sponsor sold an aggregate of 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company. As of September 30, 2021 and December 31, 2020, the Sponsor and the Company’s directors and officers held 2,012,500 Alignment Shares.

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

On February 16, 2021, the Company entered into a Second Amended and Restated Promissory Note with the Sponsor (the “Sponsor Promissory Note”), with borrowing capacity up to $3,000,000, in order to finance transaction costs in connection with an intended Business Combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a Business Combination and (ii) December 31, 2022. The principal amount of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the Sponsor. These warrants would be identical to the Private Placement Warrants. On May 17, 2021, the Company borrowed $1,100,000 under the note. On August 12, 2021, the Company borrowed an additional $1,900,000 under the note, for total outstanding borrowings of $3,000,000 as of September 30, 2021.

The Sponsor Promissory Note is carried at fair value on the Company’s Balance Sheet and is remeasured each reporting period in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” In its valuation of the Sponsor Promissory Note, the Company utilizes quoted prices for its publicly traded Redeemable Warrants (refer to “Note 3—Initial Public Offering” for additional details on the Redeemable Warrants), Although the Private Placement Warrants (which would be received upon conversion of the Sponsor Promissory Note) are not publicly traded, the Company considers both types of warrants to be similar. As of September 30, 2021, the fair value of the Sponsor Promissory Note was determined to equal $3,300,000, which resulted in the recognition of a loss of $300,000 for the three and nine month periods ended September 30, 2021. The loss is recorded in the Change in fair value of sponsor promissory note line in the Statement of Operations.

Administrative Service Agreement

On December 10, 2020, the Company entered into an agreement to pay $10,000 a month for office space, administrative and support services to an affiliate of the Sponsor and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2021, the Company recorded $30,000 and $90,000, respectively, of expense related to this agreement, which is included in Operating expenses on the Statement of Operations.

NOTE 5— COMMITMENT AND CONTINGENCIES

Underwriting Agreement

The underwriter was entitled to underwriting discounts and commissions of $0.55 per SAILSM security, or $22,137,500, of which $8,050,000 was paid at closing of the Initial Public Offering. As of September 30, 2021, the Company had $14,087,500 of accrued offering costs in the accompanying Balance Sheet, representing deferred underwriting commissions that will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. A portion of such amount, not to exceed 20% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid (a) to any underwriter from the Company’s Initial Public Offering in an amount (at the sole discretion of the Company’s management team) that is disproportionate to the portion of the aggregate deferred underwriting commission payable to such underwriter based on their participation in the Initial Public Offering and/or (b) to third parties that did not participate in the Company’s Initial Public Offering (but who are members of the Financial Industry Regulatory Authority (“FINRA”)) that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6—STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 40,250,000 shares of Class A common stock outstanding, all of which are presented as temporary equity outside of the stockholders’ deficit section of the Company’s Balance Sheet due to their redemption features. Refer to “Note 1—Description of Organization and Business Operations—Business Combination” and “Note 2—Summary of Significant Accounting Policies—Class A Common Stock Subject to Redemptions” for details on the redemption features associated with the Company’s Class A common stock.

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 2,012,500 shares of Class B common stock issued and outstanding.

The underwriter’s over-allotment option, which was exercised in full by the underwriter on December 11, 2020, included 5,250,000 SAILSM securities consisting of 5,250,000 shares of Class A common stock and 1,312,500 warrants which were issued to cover over-allotments.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Company determined that the Redeemable Warrants qualified as freestanding financial instruments that are bifurcated from the Class A common stock and classified as a separate liability pursuant to ASC 815, “Derivatives and Hedging” (ASC 815). According to ASC 815, financial instruments classified as liabilities are presented at fair value each reporting period, with changes in fair value recorded through earnings. As of September 30, 2021 and December 31, 2020, the value of the Redeemable Warrants was $16,603,125 and $18,716,250, respectively. The Company recorded a gain on the change in fair value of the Redeemable Warrants of $2,113,125 for the nine months ended September 30, 2021, and a loss on the change in fair value of the Redeemable Warrants of $5,735,625 for the three months ended September 30, 2021, in the Change in fair value of redeemable warrant liability line in the Statement of Operations.

As the Redeemable Warrants, effective February 1, 2021, are separately traded on the NYSE under the symbol “CBAH WS,” as of September 30, 2021, the fair value of the Redeemable Warrants was determined based on the quoted trading price of these instruments. As of December 31, 2020, the fair value of these instruments was estimated using Monte Carlo simulation. The key assumptions in the option pricing model utilized are assumptions related to expected underlying share-price volatility, expected term of the warrants, the risk-free interest rate and the Company’s dividend yield. The expected volatility as of the December 15, 2020 issuance date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in 2019 and 2020. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be one year until the closing of a Business Combination, and an estimated five year holding period, based on typical equity investor holding periods. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NOTE 8—STOCK-BASED COMPENSATION

The Company sold an aggregate of 2,300,000 Alignment Shares to the Sponsor on November 6, 2020. On November 27, 2020, the Sponsor sold 201,250 Alignment Shares to certain of the Company’s directors, or their respective designees, and an officer of the Company and forfeited 287,500 Alignment Shares due to an adjustment pursuant to the Initial Public Offering. See “Note 3—Initial Public Offering—Alignment Shares” for additional details. As of December 31, 2020 and September 30, 2021, 2,012,500 Alignment Shares were issued and outstanding.

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

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. The Alignment Shares and Private Placement Warrants were granted subject to a performance condition (i.e., the occurrence of a Business Combination ), as well as various market conditions (i.e., stock price targets after consummation of the Business Combination). The various market conditions are considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Alignment Shares and Private Placement Warrants is recognized only when the satisfaction of the performance condition is probable. At September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized through September 30, 2021. Total unrecognized stock-based compensation expense associated with the Alignment Shares and Private Placement Warrants as of September 30, 2021 was determined to be in excess of $115 million, which would be recognized at the date a Business Combination is considered probable (i.e., upon consummation).

On July 12, 2021, the Company entered into a Business Combination Agreement that modified the terms of the Alignment Shares. The awards continue to be subject to a performance condition (i.e., the occurrence of a Business Combination) so no expense was recognized upon the modification date. Rather, the Alignment Shares were remeasured as of the modification date. Refer to “Note 1 – Description of Organization and Business Operations – Modification of Alignment Shares” for further discussion on the modification.

NOTE 9—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Money market fund held by Trust Account	$402,517,410	$—	$—
Total assets at fair value	$402,517,410	$—	$—
Liabilities
Sponsor promissory note	$—	$3,300,000	$—
Redeemable warrant liability	$16,603,125	$—	$—
Total liabilities at fair value	$16,603,125	$3,300,000	$—

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

NOTE 10—INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2021 was $0.0 million. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0% as the Company continues to record full valuation allowance for all of its deferred tax assets.

As of September 30, 2021 and December 31, 2020, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with net operating losses and capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of September 30, 2021 and December 31, 2020, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the three and nine months ended September 30, 2021, the Company did not accrue any interest and penalties.

NOTE 11—SUBSEQUENT EVENTS

Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2021, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (our “2020 Annual Report”), as well as in our other reports filed with the SEC, including our Form S-4/A, filed on October 15, 2021.

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

Concurrently with the execution of the Business Combination Agreement, the Company has entered into separate subscription agreements (collectively, the “PIPE Subscription Agreements”), dated July 12, 2021, with certain investors, pursuant to which the Company has agreed to issue and sell, in private placements to close contemporaneously with, but immediately prior to, the Business Combination, an aggregate of 27.5 million shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $275.0 million (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, and will be consummated concurrently with, the closing of the transactions contemplated by the Business Combination Agreement. Pursuant to its PIPE Subscription Agreement, the Sponsor has committed to purchase shares of the Company’s Class A common stock in an aggregate amount of $70.0 million, with a commitment to purchase additional shares of the Company’s Class A common stock in an aggregate amount of up to $150.0 million to the extent of the amount of redemptions of shares of the Company’s Class A common stock submitted for redemption by public stockholders in connection with the closing. The Company’s Chief Executive Officer and Director, William Concannon has also committed to purchase shares of the Company’s Class A common stock in an aggregate amount of $1.0 million.

Results of Operations

During the three and nine months ended September 30, 2021, we reported net losses of $10,091,931 and $5,856,140, respectively. As of September 30, 2021, we had neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our business combination, at the earliest. The net loss during the three months ended September 30, 2021 was primarily driven by the increase in the fair value of both the Redeemable Warrant (as defined below) liability and Sponsor Promissory Note ( as defined below) liability from June 30, 2021 to September 30, 2021 and operating expenses incurred during the period. The net loss during the nine months ended September 30, 2021 was primarily driven by operating expenses incurred during the period and an increase in the fair value of the Sponsor Promissory Note liability offset by a decrease in the fair value of the Redeemable Warrant liability from December 31, 2020 to September 30, 2021.

Since completing our Initial Public Offering, we generate non-operating income on cash and funds held in the trust account in the form of interest income on cash and funds invested in specified U.S. government treasury obligations or in specified money market funds which invest only in direct U.S. government treasury obligations. Other than changes in the fair value of the Redeemable Warrant liability and Sponsor Promissory Note liability, there have been no significant changes in our financial or trading position and no material adverse change has occurred since the date of our last audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We cannot assure you that our plans to complete our business combination will be successful.

During the three and nine months ended September 30, 2021, our activities mainly consisted of identifying and evaluating prospective acquisition candidates, and negotiating a potential business combination. We believe that we have sufficient funds available to complete our efforts to effect a business combination with an operating business by December 15, 2022 (or March 15, 2023 if applicable), including from our Sponsor Note. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination.

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

On February 16, 2021, we entered into a second amended and restated promissory note (the “Sponsor Promissory Note”) with our Sponsor, with borrowing capacity up to $3,000,000. in order to finance transaction costs in connection with an intended business combination. The note is non-interest bearing and the unpaid principal balance of the promissory note shall be payable on the earlier of: (i) the consummation of a business combination and (ii) December 31, 2022 (or March 31, 2023 if applicable). The principal amount of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of our sponsor. These warrants would be identical to the private placement warrants. On May 17, 2021, the Company borrowed $1,100,000 under the Sponsor Promissory Note. On August 12, 2021 the Company borrowed an additional $1,900,000 under the Sponsor Promissory Note, for total outstanding borrowings of $3,000,000 as of September 30, 2021. .

At September 30, 2021, we had $402,519,359 of assets held in the trust account and we had $1,408,837 in cash outside the trust account, which is available to fund our working capital requirements.

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

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of September 30, 2021.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations at September 30, 2021. In connection with the Initial Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $10,000 to CBRE, Inc., an affiliate of our Sponsor, for office space, administrative and support services. The administrative services agreement terminates upon the earlier of the completion of a business combination or the liquidation of the Company. The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,050,000) was paid at the consummation of our Initial Public Offering, and 3.5% ($14,087,500) was deferred. The deferred underwriting commission will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the deferred underwriting discount.

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

Critical Accounting Policies

The accompanying financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2021 and the results of operations and cash flows for the period presented. Actual results could materially differ from those estimates. A discussion of such critical accounting policies, which include financial instruments, fair value measurement, stock-based compensation and income taxes can be found in our 2020 Annual Report. There have been no material changes to these policies as of September 30, 2021, except as follows:

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

The Company determined that the Redeemable Warrants qualified as freestanding financial instruments that are bifurcated from the Class A common stock and classified as a separate liability pursuant to ASC 815, Derivatives and Hedging” (ASC 815). According to ASC 815, financial instruments classified as liabilities are presented at fair value each reporting period, with changes in fair value recorded through earnings. As of September 30, 2021 and December 31, 2020, the value of the Redeemable Warrants was $16,603,125 and $18,716,250, respectively. The Company recorded a gain on the change in fair value of the Redeemable Warrants of $2,113,125 for the nine months ended September 30, 2021, and a loss on the change in fair value of the Redeemable Warrants of $5,735,625 for the three months ended September 30, 2021, in the Change in fair value of redeemable warrant liability line in the Statement of Operations.

As the Redeemable Warrants, effective February 1, 2021, are separately traded on the NYSE under the symbol “CBAH WS,” as of September 30, 2021, the fair value of the Redeemable Warrants was determined based on the quoted trading price of these instruments. As of December 31, 2020, the fair value of these instruments was estimated using Monte Carlo simulation. The key assumptions in the option pricing model utilized are assumptions related to underlying expected share-price volatility of the warrants, the expected term, risk-free interest rate and the Company’s dividend yield. The expected volatility as of the December 15, 2020 issuance date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that went public in 2019 and 2020. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be one year until the closing of a business combination, and an estimated five year holding period, based on typical equity investor holding periods. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any material market or interest rate risk, except as described in the Risk Factors discussed herein and in our 2020 Annual Report. The net proceeds of the Initial Public Offering and the private placement warrants, including amounts in the trust account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the periods covered by this report, our disclosure controls and procedures were effective as of September 30, 2021, due to the remediation of the material weakness in internal control over financial reporting discussed below.

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our 2020 Annual Report and our Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

10.1	Sponsor Support Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.2	Company Stockholder Support Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.3	Commercial Collaboration Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.5	Investor Rights Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CBRE ACQUISITION HOLDINGS, INC.

Date: November 12, 2021	By:	/s/ Cash J. Smith
Cash J. Smith
President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)