Form 10-K
period 2021-12-31
Altus Power, Inc.
filed 2022-03-24
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-39798

Altus Power, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3448396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2200 Atlantic Street, 6th Floor
Stamford, CT 06902
(203) 698-0090
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	AMPS	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.00	AMPS WS	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant at June 30, 2021, the last business day of the Registrant's most recently completed second quarter, was $390,730,400 (based on the closing sales price of the Class A shares on June 30, 2021, of $9.71).

As of March 10, 2022, there were 153,648,830 shares of the registrant's Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2022 Annual Meeting of Shareholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

PART I

Special Note Regarding Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “continue,” “expect,” “estimate,” “may,” “plan,” “outlook,” “future” and “project” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. These statements are based on our management’s current expectations and beliefs, as well as a number of assumptions concerning future events.
Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to:
•the ability to maintain listing on the NYSE;
•changes in applicable laws or regulations;
•the possibility that we may be adversely affected by other economic, business, regulatory and/or competitive factors;
•the impact of COVID-19 and supply chain issues on our business;
•and other factors detailed herein under the section entitled “Risk Factors.”
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the SEC. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update or revise forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
Market and Industry Data
This Annual Report on Form 10-K includes market and industry data and forecasts that Altus has derived from publicly available information, reports of governmental agencies, various industry publications, other published industry sources and internal data and estimates. All market and industry data used herein involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Although we are responsible for the disclosure contained in this Annual Report on Form 10-K and we believe the information from industry publications and other third-party sources included herein is reliable, such information is inherently imprecise and we have not had this information verified by any independent sources. The industry in which Altus operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section of this Annual Report on Form 10-K entitled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Item 1. Business
Each of the terms “Altus,” the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to Altus Power Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

Company Overview
Our mission is to create a clean electrification ecosystem, to drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance, or ESG, targets. In order to achieve our mission, we develop, own and operate solar generation and energy storage facilities. We have the in-house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group ("Blackstone"), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. ("CBRE"), which provides direct access to their portfolio of owned and managed commercial and industrial (“C&I”) properties.
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. We own systems across the United States from Hawaii to Vermont. Our portfolio consists of over 350 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 5,000 residential customers through community solar projects. We also participate in numerous renewable energy certificate (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and currently operate in 18 states, providing clean electricity to our customers equal to the consumption of approximately 30,000 homes, displacing 255,000 tons of CO2 emissions per annum.
Through our strategic capital deployment, we are able to build and operate clean energy systems on commercial properties, schools and municipal buildings. The electricity we generate helps customers to reduce electricity bills, progress towards decarbonization targets and support resource management needs throughout the asset lifecycles. Our primary product offering is entering into leases or easements with building or landowners and revenue contracts to sell the power generated by the solar energy system to a various commercial, utility, municipal and community solar off takers. In addition to sale of clean power, we also addressing our customer's needs through EV charging and energy storage offerings.
Our offering provides multiple advantages to our customers relative to the status quo:
•Lower electricity bills. Our streamlined process allows for solar energy credits to get directly applied to customer’s utility bill, which allows them to realize immediate savings. In addition, our PPAs are typically priced to include a day one savings as compared to the existing utility rates.
•Increase accessibility of clean electricity. Through our use of community solar we are able to provide clean electricity to customers who otherwise would not have been able to construct on-site solar (e.g. apartment and condominium customers). This increases the total addressable market and enables energy security for all.
•Supporting clean energy ecosystem. Demand for clean sources of electricity is anticipated to only increase. We strive to support our customers in their continued transition to the clean energy ecosystem through our solar PV and storage systems as well as our EV charging stations. We expect our continued growth and expansion of product offerings will allow us to support even more customers in this transition.

We own all of our solar systems, which we build and install, with equipment sourced from a wide variety of suppliers. We purchase all major components of the systems we construct, including solar modules, inverters, racking systems, transformers, medium voltage equipment, monitoring equipment and balance of system equipment. All of the labor for the construction of these systems is subcontracted under Altus’s standard contracts.
We believe our robust and actionable pipeline is the result of our deep network of developers and channel partners with local expertise, which is beneficial in the many markets where we are active. Our wholly-owned in-house construction company provides expertise in asset development that aids the success of our pipeline projects. Further, we believe that our ability to source deals, our strategic asset financing structure, combined with the demand for clean energy provide us with a competitive advantage and a unique position in the solar power industry.
Merger with CBRE Acquisition Holdings, Inc. ("CBAH")
On December 9, 2021 (the "Closing Date"), CBRE Acquisition Holdings, Inc. ("CBAH"), a special purpose acquisition company, consummated the business combination pursuant to the terms of the business combination agreement entered into on July 12, 2021 (the "Business Combination Agreement"), whereby, among other things, CBAH Merger Sub I, Inc. ("First Merger Sub") merged with and into Altus Power, Inc. (f/k/a Altus Power America, Inc.) ("Legacy Altus") with Legacy Altus continuing as the surviving corporation, and immediately thereafter Legacy Altus merged with and into CBAH Merger Sub II, Inc. ("Second

Merger Sub") with Second Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of CBAH (together with the merger with the First Merger sub, the “Merger”).
Our predecessor, CBAH, a blank check company, was established as a special purpose acquisition company, which completed its initial public offering on December 15, 2020. CBAH was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, and, prior to the Merger, the Company was a “shell company” as defined under the Securities Exchange Act of 1934, as amended, because it had no operations and nominal assets consisting almost entirely of cash. In connection with the Closing, CBAH changed its name to “Altus Power, Inc.” Prior to the Closing, CBAH’s SAILSM (Stakeholder Aligned Initial Listing) securities, shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and CBAH’s public warrants (“Redeemable Warrants” or “Public Warrants”) were listed on the NYSE under the symbols “CBAH.U”, “CBAH” and “CBAH WS”, respectively. Following the Closing, we continued the listing of the Class A common stock and Public Warrants on the NYSE under the symbols “AMPS” and “AMPS WS”, respectively.
Total Addressable Market
Electricity demand has been evolving for many years, but the evolution has accelerated with the renewable targets and decarbonization goals established by many corporations demanding a transition to clean electricity generation. The demand is coming from multiple industry segments including the public sector, the private sector and the residential customers. Historically the C&I market has been under-penetrated by traditional utility-scale solar PV providers due to the smaller scale of projects and difficulties associated with scaling nationally. We believe we are well equipped to drive the C&I growth segment of the solar PV market through our existing national partner footprint, efficient acquisition and deployment strategies and standardized approach to customer contracts and asset financing.
We believe the confluence of multiple clean energy trends creates a significant market opportunity. According to the U.S. Energy Information Administration (“EIA”), the U.S. spends $400 billion on electricity each year, of which $200 billion is spent on C&I. An additional $98 billion of investment will be required to meet the U.S.’s 2030 sustainability goals. Further, C&I customers are projected to spend over $6 trillion on electricity between now and 2050.
We believe it will be necessary to rapidly increase the scale and scope of renewable generation assets in the U.S. in order to meet the various targets and commitments set by corporations and governments and that through our strategic partnerships and market-leading financing, Altus is well equipped to help meet this demand and lead in the clean energy transition.
Commitment to Environmental, Social and Governance Leadership
Altus Power was founded to address the urgent need to transform the way we generate and consume power. Our mission – to create a clean electrification ecosystem that can provide renewable energy to every business, home and electric vehicle – is intrinsically linked to clean, renewable power as the foundation for a sustainable future.
We believe that leadership in environmental, social and governance ("ESG") practices is central to accomplishing our mission, so we continue to take steps to address the environmental and social risks of our operations and products. To this end, we have established a Corporate Social Responsibility Committee that is dedicated to implementing and improving upon already existing sustainability practices throughout our company. Our team is passionate about empowering communities and businesses to accelerate the global energy transition while also doing everything we can to foster a diverse, inclusive and innovative corporate culture at Altus Power.
Our sustainability efforts will be organized into the three ESG pillars: Environment, Social, and Governance. We plan to report how we oversee and manage ESG factors in an annual sustainability report. In this report we plan to follow the Global Reporting Initiative (GRI) standards.
•Our Environment Pillar will focus on providing clean, affordable energy to our customers; maintaining a robust environmental management program that ensures we protect the environment in the communities where we operate and build; and helping to make our energy infrastructure more resilient and sustainable.
•Our Social Pillar will focus on attracting and retaining a team of talented individuals, while offering opportunities for growth and development; building a diverse and inclusive work force; and ensuring a safety-first workplace for our employees through proper training, policies and protocols.
•Our Governance Pillar will focus on ensuring Board oversight and committee ownership of our enterprise risk management and sustaining a commitment to ethical business conduct, transparency, honesty, and integrity. We strive to support ethically sourced products and materials and encourage the partners in our supply-chain to abide by our Supplier Code of Conduct.

All of our actions and each of our ESG pillars are underpinned by the goal of driving the clean energy transition of our customers across the United States.

Our Digital Platform
Altus Power leverages best in class enterprise software solutions to manage our operation as well as a series of proprietary capture and management tools. We leverage this suite of tools and interfaces to create value for customers with asset performance tracking, analytics, real time data generation and meet our forecast objectives. Altus is in the process of developing our next generation proprietary software stack to support our growth and increase our efficiency with digital tools that will enable our platforms to have full integration into our B2B and B2C lifecycles from origination through maintenance. Our production data sources ensure solar systems maximize performance and meet baseline forecasts as well as asset registration and customer data management. We warehouse our technology and project data, contracts and customer records and have the alert and monitoring systems developed to ensure we have maximum uptime.
Sales and Marketing
We sell our solar energy offerings through a scalable sales organization using a national developer base with local expertise, intermediaries that connect clients directly to Altus as well as our diverse partner network. We also generate sales volume through client referrals. Client referrals increase in relation to our penetration in a market and shortly after market entry become an increasingly effective way to market our solar energy systems. We believe that a customized, relationship-focused selling process is important before, during and after the sale of our solar services to maximize our sales success and customer experience and to generate relationships with developers that lead to repeat projects. We train our sales and marketing team in house to maximize this multi-pronged client development strategy.
Supply Chain
We purchase equipment, including solar panels, inverters and batteries from a variety of manufacturers and suppliers. If one or more of the suppliers and manufacturers that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors. For further information, please see the section entitled “Risk Factors” elsewhere in this Annual Report on Form 10-K.
Intellectual Property
We have filed trademark applications for “Altus” and the Altus logo, application numbers 90/730,855 and 90/731,002, respectively. Altus has registered domain names, including www.altuspower.com. Information contained on or accessible through the website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. Altus does not currently have any issued patents. Altus intends to file patent applications as we continue to innovate through our research and development efforts.
Regulatory
Although we are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business, we compete primarily with regulated utilities. As a result, we have developed and are committed to maintaining a policy team to focus on the key regulatory and legislative issues impacting the entire industry. We believe these efforts help us better navigate local markets through relationships with key stakeholders and facilitate a deep understanding of the national and regional policy environment.
To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.
Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable OSHA and other comparable government regulations.
Government Incentives
Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for RECs associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.
The federal government currently offers an investment tax credit (“ITC”) under Section 48(a) of the Internal Revenue Code (the "Code"), for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the ITC available is 30%, if construction began during 2020, 2021, or 2022 the amount of the ITC available is 26%, and if construction begins during 2023 the amount of the ITC available is 22%. The ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by 50% of the amount of any ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. From and after 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2021, or 2022 and we may plan to similarly further utilize the program in future years if the ITC step down continues.
President Biden’s administration has put forth various legislation, which if passed, is anticipated to include a stand-alone battery storage ITC, EV and EV charging infrastructure tax incentives and further solar ITC extension. These policy tailwinds serve to further support market expansion of clean energy and electrification. Nevertheless, we believe we are already competitive without government subsidies, with levelized cost of energy for solar reaching attractive rates as compared to traditional generation.
In additional to the incentives at the federal government, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets. While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business.
Corporate Information
Altus Power, Inc. was originally formed as Altus Power America LLC as a limited liability company under the laws of the State of Delaware on September 4, 2013, converted to a corporation incorporated under the laws of the State of Delaware on October 10, 2014, and changed its name to Altus Power, Inc. on July 7, 2021. Altus Power, Inc. then changed its name to Altus Solar, Inc. on December 8, 2021, and on December 9, 2021, was merged with and into a subsidiary of CBRE Acquisition Holdings, Inc. in connection with the closing of the Merger. At the same time, CBRE Acquisition Holdings, Inc., a corporation formed under the laws of the State of Delaware on October 13, 2020, was renamed Altus Power, Inc. on December 9, 2021. Our principal executive offices are located at 2200 Atlantic Street, 6th Floor, Stamford, CT 06902, and our telephone number is (203) 698-0090.
The Altus design logo, “Altus” and our other common law trademarks, service marks or trade names appearing in this prospectus are the property of Altus. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
Human Capital Resources
As of December 31, 2021, Altus had 44 employees, all of whom were full-time employees. As of December 31, 2021, none of Altus’s employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good.
In shaping our culture, we aim to combine a high standard of excellence, technological innovation and agility and operational and financial discipline. We believe that our flat and transparent structure and our collaborative and collegial approach enable our employees to grow, develop and maximize their impact on our organization. To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to promote the retention and growth of our employees along with their health, well-being and financial security. Our short- and long-term incentive programs are aligned with key business objectives and are intended to motivate strong performance. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, and various wellness programs and we review the competitiveness of our compensation and benefits periodically. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, national origin, gender, gender identity, sexual orientation, protected veteran status, disability, age or any other legally protected status.
We seek to create an inclusive, equitable, culturally competent, and supportive environment where our management and employees model behavior that enriches our workplace. We plan to form a diversity and inclusion committee to help further these goals and objectives. This committee will focus on broadening recruitment efforts, increasing awareness of diversity and inclusiveness related issues through internal trainings and communications, and mentorship.

Item 1A. Risk Factors

Investing in our securities involves risks. Before you make a decision to buy our securities, you should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section titled “Special Note Regarding Forward-Looking Statements” As well as our audited financial statements and notes thereto. If any of the risks discussed herein actually occur, it may materially harm our business, operations, financial condition or prospects. As a result, the market price of our securities could decline, and you could lose all or part of your investment. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to Altus and its business, operations, financial condition and prospects. Altus may face additional risks and uncertainties that are not presently known to it, or that it currently deems immaterial, which may also impair Altus’s business, operations, financial condition or prospects.

Summary of Risks Related to Altus’s Business
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled "Risk Factors," which represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in that section, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. These risk factors include, but are not limited to, the following:
•Our growth strategy depends on the widespread adoption of solar power technology;
•If we cannot compete successfully against other solar and energy companies, we may not be successful in developing our operations and our business may suffer;
•With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies;
•A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects;
•Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issue, price change, or other limitations in our ability to obtain components or technologies we use could result in adverse effects;
•Although our business has benefited from the declining cost of solar panels in the past, our financial results may be harmed now that the cost of solar panels has increased, and our costs overall may continue to increase due to increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government;
•Our market is characterized by rapid technological change, which requires us to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of our products and our financial results;
•Developments in alternative technologies may materially adversely affect demand for our offerings;
•The operation and maintenance of our facilities are subject to many operational risks, the consequences of which could have a material adverse effect on our business, financial condition, results of operations and prospects;
•Our business, financial condition, results of operations and prospects could suffer if we do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, facilities on schedule or within budget; and
•We face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede our development and operating activities.

Business and Operational Risks
Our growth strategy depends on the widespread adoption of solar power technology.
The market for solar power products is emerging and rapidly evolving, and our future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:
•cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
•performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
•continued deregulation of the electric power industry and broader energy industry;
•fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels; and
•availability of governmental subsidies and incentives.

If we cannot compete successfully against other solar and energy companies, we may not be successful in developing our operations and our business may suffer.
The solar and energy industries are characterized by intense competition and rapid technological advances, both in the U.S. and internationally. We compete with solar companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors may provide energy at lower costs than we do. Further, some competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. If we are unable to compete in the market, there will be an adverse effect on our business, financial condition, and results of operations.
With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less- regulated third party energy service providers and from new renewable energy companies.
The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than that of ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.
We also compete with companies that are not regulated like traditional utilities, but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract new customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.
As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Low technological barriers to entry characterize our industry and well-capitalized companies could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.
We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed C&I solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 5% of its total addressable market in the U.S. C&I sector.
The customer’s decision to choose solar energy may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:
•construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;
•relief of transmission constraints that enable local centers to generate energy less expensively;
•reductions in the price of natural gas;
•utility rate adjustment and customer class cost reallocation;
•energy conservation technologies and public initiatives to reduce electricity consumption;
•development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or
•development of new energy generation technologies that provide less expensive energy

A reduction in utility electricity prices would make the purchase or the lease of our solar energy systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited.
Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issue, price change, or other limitations in our ability to obtain components or technologies we use could result in adverse effects.
While we purchase our products from several different suppliers, if one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor, delays in receipt of component parts, or otherwise is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. At times, suppliers may have issues with the quality of their products, which may not be realized until the product has been installed at a customer site. This may result in additional cost incurred. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance. In addition, the acquisition of a component supplier or technology provider by one of our competitors could limit our access to such components or technologies and require significant redesigns of our solar energy systems or installation procedures, slow our growth, cause our financial results and operational metrics to suffer, and have a negative impact on our business.
There have also been periods of industry-wide shortages of key components, including solar panels, in times of industry disruption. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is frequently experiencing significant disruption and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result. The supply of components from various locales is also uncertain due to COVID-19 that has resulted in travel restrictions, backlog in shipping and trucking, and shutdowns of businesses in various regions. We have accommodated such delays by pushing out our delivery dates in our timelines.
We purchase the components for our solar energy systems on both an as-needed basis as well as under long-term supply agreements. The vast majority of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S.

dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase most of the solar PV panels we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi.
On December 23, 2021, the Uyghur Forced Labor Prevention Act was passed, responding to human rights abuses and forced labor practices in the Xinjian Uyghur Autonomous Region of China (the “Xinjian Region”). It establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Region, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. Approximately 50% of the global supply of polysilicon, an essential material in conventional solar modules, is from the Xinjian Region, which has caused some delays in the receipt of polysilicon, affecting the solar module supply chain. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor. We are mitigating the effects of this new legislation by procuring products only from those countries and regions that have proper documentation as reviewed and approved by the U.S. Customs and Border Protection.
Any additional supply shortages, delays, quality issues, price changes or other limitations in our ability to obtain components we use, including due to COVID-19 and as a result of the Russia invasion of Ukraine, could limit our growth, cause cancellations or adversely affect our profitability, result in loss of market share and damage to our brand, and cause our financial results and operational metrics to suffer.
Although our business has benefited from the declining cost of solar panels in the past, our financial results may be harmed now that the cost of solar panels has increased, and our costs overall may continue to increase in the future, due to increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government.
The declining cost of solar panels and the raw materials necessary to manufacture them in the past has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With the increase of solar panel and raw materials prices and because our costs overall may continue to increase, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could increase in the future due to tariffs, lingering issues of COVID, the Russia invasion of Ukraine, or other factors.
On February 4, 2022, the U.S. government imposed a protective tariff on solar panel components. The U.S. Trade Representative (“USTR”) released the following terms of the tariff:

	Year 1	Year 2	Year 3	Year 4
Safeguard Tariff on Panels and Cells	15%	15%	15%	15%
Cells Exempted from Tariff	5 gigawatts	5 gigawatts	5 gigawatts	5 gigawatts

As indicated in the terms, the tariff will not apply to the first 5 gigawatts of solar cells imported in each of the four years. In addition, the tariff will not apply to bi-facial panels. Panels imported from China and Taiwan previously were subject to tariffs from a 2012 solar trade case. The current tariff applies to all countries. As a result of the protective tariffs, and if additional tariffs are imposed or other disruptions to the supply chain occur, our ability to purchase these products on competitive terms or to access specialized technologies from other countries could be limited. Any of those events could harm our financial results by requiring us to account for the cost of tariffs or to purchase solar panels or other system components from alternative, higher-priced sources.
On February 8 2022, Auxin Solar, a U.S. module manufacturer petitioned the U.S. Department of Commerce to investigate whether crystalline silicon PV (CSPV) cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia are circumventing US anti-dumping and countervailing duty (AD/CVD) orders on cells and modules from China, which places a 100% to 250% tariff on such modules. If the U.S. Department of Commerce decides to grant the petition, this may lead to such tariffs being imposed imports from Malaysia, Thailand, Vietnam and Cambodia as well, which would have an adverse impact on our ability to source modules from those countries.
Our market is characterized by rapid technological change, which requires us to continue to develop new products and product innovations. Any delays in such development could adversely affect market adoption of our products and our financial results.
Continuing technological changes in battery and other EV technologies could adversely affect adoption of current EV charging technology and/or our products. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the EV charging market. As new products are introduced, gross margins have historically tended to decline until the products become more mature, with a more efficient manufacturing process. As EV technologies change, we may need to upgrade or adapt our charging station technology and introduce new products and services in order to serve vehicles that have the latest technology, in particular battery cell technology, which could involve substantial costs. Even if we are able to keep pace with changes in technology and develop new products and services, our research and development expenses could increase, our gross margins could be adversely affected in some periods and our prior products could become obsolete more quickly than expected.
We may not be able to release new products in a timely manner, or at all, and such new products may not achieve market acceptance. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase our competitors’ products or services.
If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or services that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products and services could lose market share, our revenue will decline, we may experience higher operating losses and our business and prospects will be adversely affected.
Developments in alternative technologies may materially adversely affect demand for our offerings.
Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of our solar energy systems, which could result in product obsolescence, the loss of competitiveness of our systems, decreased revenue and a loss of market share to competitors.
The operation and maintenance of our facilities are subject to many operational risks, the consequences of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The operation, maintenance, refurbishment, construction and expansion of our facilities involve risks, including breakdown or failure of equipment or processes, fuel interruption and performance below expected levels of output or efficiency. Some of our facilities were constructed many years ago and may require significant capital expenditures to maintain peak efficiency or to maintain operations. There can be no assurance that our maintenance program will be able to detect potential failures in our facilities before they occur or eliminate all adverse consequences in the event of failure. In addition, weather- related interference, work stoppages and other unforeseen problems may disrupt the operation and maintenance of our facilities and may materially adversely affect us.
We have entered into ongoing maintenance and service agreements with the manufacturers of certain critical equipment. If a manufacturer is unable or unwilling to provide satisfactory maintenance or warranty support, we may have to enter into alternative arrangements with other providers. These arrangements could be more expensive to us than our current arrangements and this increased expense could have a material adverse effect on our business. If we are unable to enter into satisfactory alternative arrangements, our inability to access technical expertise or parts could have a material adverse effect on us.
While we maintain an inventory of, or otherwise make arrangements to obtain, spare parts to replace critical equipment and maintain insurance for property damage to protect against certain operating risks, these protections may not be adequate to cover lost revenues or increased expenses and penalties that could result if we were unable to operate our generation facilities at a level necessary to comply with sales contracts.
Our business, financial condition, results of operations and prospects could suffer if we do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, facilities on schedule or within budget.
Our ability to proceed with projects under development and to complete the construction of, or capital improvements to, facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners and other third parties, negative publicity, interconnection issues and other factors. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and we could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of its investment in the project. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.
We own, develop, construct, manage and operate electric-generation facilities. A key component of our growth is our ability to construct and operate generation facilities to meet customer needs. As part of these operations, we must periodically apply for licenses and permits from various local, state, and federal regulatory authorities and abide by their respective conditions. Should we be unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on us, our business, financial condition, results of operations and prospects could be materially adversely affected. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.
Our business is subject to risks associated with construction, such as cost overruns and delays, and other contingencies that may arise in the course of completing installations such as union requirements, and such risks may increase in the future as we expand the scope of such services with other parties.
We do not typically install charging stations at customer sites. These installations are typically performed by our partners or electrical contractors with an existing relationship with the customer and/or knowledge of the site. The installation of charging stations at a particular site is generally subject to oversight and regulation in accordance with state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits that may vary by jurisdiction. In addition, building codes, accessibility requirements or regulations may hinder EV charger installation because they end up costing the developer or installer more in order to meet the code requirements. Meaningful delays or cost overruns may impact our recognition of revenue in certain cases and/or impact customer relationships, either of which could impact our business. In addition, if any of our partners or electrical contractors are unable to provide timely, thorough and quality installation-related services, customers could fall behind their construction schedules leading to liability to us or cause customers to become dissatisfied with the solutions we offer.
We may not be able to effectively manage our growth.
Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands will require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a negative impact on our business, financial condition, and results of operations.
We may not realize the anticipated benefits of acquisitions, and integration of these acquisitions may disrupt our business and management.
We have in the past, and in the future we may, acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions, and any acquisition has numerous risks. These risks include the following:
•difficulty in assimilating the operations and personnel of the acquired company;
•difficulty in effectively integrating the acquired technologies or products with our current technologies;
•difficulty in maintaining controls, procedures and policies during the transition and integration;
•disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•difficulty integrating the acquired company’s accounting, management information, and other administrative systems;
•inability to retain key technical and managerial personnel of the acquired business;
•inability to retain key customers, vendors, and other business partners of the acquired business;
•inability to achieve the financial and strategic goals for the acquired and combined businesses;
•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement, and other legal and financial liabilities, among other things;
•potential inability to assert that internal controls over financial reporting are effective; and
•potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.
Acquisitions of companies, businesses and assets are inherently risky and, if we do not complete the integration of these acquisitions successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.
Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.
As of December 31, 2021, a majority of our solar facilities were in Massachusetts, New Jersey, Minnesota and California. We expect our near-term future growth to occur in states such as Maryland, New York, California, and Hawaii, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.
Our growth depends in part on the success of our relationships with third parties.
A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries, including large retailers, to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting and retaining new and existing solar partners. Negotiating relationships with our solar partners, investing in due diligence efforts with potential solar partners, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.
Our relationship with CBRE is new and developing and may not result in profitable long-term contracts with their referred clients.
Our relationship with CBRE is new and developing. The Company expects some development opportunities to come from referrals from CBRE and Blackstone. Our success depends on profitable long-term contracts with any referred clients. We cannot assure you that new contracts and clients for our technologies, products and services will develop or that our existing market will grow. If a significant number of referred clients elect not to use our services or purchase our products, it could materially adversely affect our financial condition, business and results of operations.
The principal benefits expected to result from referrals from CBRE and Blackstone may not be fully achieved. Challenges we may face in this regard include, but are not limited to: (i) estimating the capital, personnel and equipment required for proper integration; (ii) minimizing potential adverse effects on existing business relationships; (iii) enhancing the technology platform; and (iv) successfully developing and marketing the Company’s products and services. Any difficulties we may experience in connection with referrals obtained could delay or prevent us from realizing expected benefits and enhancing our business, and our business, financial condition and results of operation could be materially and adversely impacted.
We have incurred operating losses before income taxes and may be unable to achieve or sustain profitability in the future.
We have incurred operating losses before income taxes in the past and may continue to incur operating losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:
•mitigating the impact of the COVID-19 pandemic on our business;
•growing our customer base;
•maintaining or lowering our cost of capital;

•reducing the cost of components for our solar service offerings;
•growing and maintaining our channel partner network;
•maintaining high levels of product quality, performance, and customer satisfaction;
•successfully integrating acquired businesses;
•growing our direct-to-consumer business to scale;
•reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes;
•permitting and interconnection delays; and
•supply chain logistics, such as accepting late deliveries.
We may be unable to achieve positive cash flows from operations in the future.
We are not currently regulated as an electric utility under applicable law in the jurisdictions in which we operate, but we may be subject to regulation as an electric utility in the future.
Most federal, state and municipal laws do not currently regulate us as an electric utility in the jurisdictions in which we operate, such as FERC rules for small power production and cogeneration facilities. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting the structuring of our sale of electricity, as well as regulating the price of our solar service offerings. For example, Florida law does not permit a third-party solar developer to make retail sales of electricity to others. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, our operating costs could materially increase.
Failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.
To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of solar energy systems. We have in the past been, and may in the future be, unable to attract or retain qualified and skilled installation personnel or installation companies to be our solar partners, which would have an adverse effect on our business. We and our solar partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in Connecticut, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented technical and customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.
In addition, to support the growth and success of our direct-to-consumer channel, we need to recruit, retain and motivate a large number of sales personnel on a continuing basis. We compete with many other companies for qualified sales personnel, and it could take many months before a new salesperson is fully trained on our solar service offerings. If we are unable to hire, develop and retain qualified sales personnel or if they are unable to achieve desired productivity levels, we may not be able to compete effectively.
If we or our solar partners cannot meet our hiring, retention and efficiency goals, we may be unable to complete customers’ projects on time or manage customer accounts in an acceptable manner or at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, these greater expenses may also adversely impact our financial results and the growth of our business.

Our business, financial condition, results of operations and prospects could be materially adversely affected by work strikes or stoppages and increasing personnel costs.
Employee strikes or work stoppages could disrupt operations and lead to a loss of revenue and customers. Personnel costs may also increase due to inflationary or competitive pressures on payroll and benefits costs. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to retain and recruit qualified technicians and advisors, or if our boards of directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.
We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among solar, energy, and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital, and our ability to implement our overall business strategy.
We are highly dependent on members of our management and technical staff. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees, or consultants and our inability to find suitable replacements could potentially harm our business, financial condition, and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies. Certain of our current officers, directors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees. Other than certain members of our senior management team, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.
We plan to grant stock options, restricted stock grants, restricted stock unit grants, or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected. Currently the exercise prices of all outstanding stock options are greater than the current stock price.
As of December 31, 2021, we had 44 full-time employees and no part-time employees. We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.
We are subject to the reporting requirements of the Exchange Act, the listing requirements of the New York Stock Exchange ("NYSE") and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls, procedures, and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire more employees in the future, which will increase our costs and expenses.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that will be required to expand its employee base and hire additional employees to support our operations as a public company, which will increase its operating costs in future periods.

We may be materially adversely affected by negative publicity.
Our business involves transactions with customers. We and our solar partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to privacy and data security and warranties. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our solar partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our business could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations.
Any investigations, actions, adoption or amendment of regulations relating to the marketing of our products to residential consumers of our community solar programs could divert management’s attention from our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations or could reduce the number of our potential customers.
We cannot ensure that our sales professionals and other personnel will always comply with our standard practices and policies, as well as applicable laws and regulations. In any of the numerous interactions between our sales professionals or other personnel and our customers or potential customers, our sales professionals or other personnel may, without our knowledge and despite our efforts to effectively train them and enforce compliance, engage in conduct that is or may be prohibited under our standard practices and policies and applicable laws and regulations. Any such non-compliance, or the perception of non-compliance, has exposed us to claims and could expose us to additional claims, proceedings, litigation, investigations, or enforcement actions by private parties or regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and reputation. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.
Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.
Customers who enter into customer agreements with us sometimes are covered by production guarantees and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. One or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to customers, or such warranties may be limited in scope and amount, and may be inadequate to protect us. We also provide a performance guarantee with certain solar service offerings pursuant to which we compensate customers on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Customers who enter into customer agreements with us that are covered by production guarantees, typically have such guarantees equal to the length of the term of these agreements, typically 20 or 25 years. We may suffer financial losses associated if significant performance guarantee payments are triggered.
Because of our limited operating history and the length of the term of our customer agreements, we have been required to make assumptions and apply judgments regarding a number of factors, including the durability, performance and reliability of our solar energy systems. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Product failures or operational deficiencies also would reduce our revenue from power purchase or lease agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.
Our business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.
Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require us to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Furthermore, our physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, and abnormal levels of precipitation. A disruption or failure of electric generation, or storage systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent us from operating our business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Where cost recovery is available, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on our business, financial condition, results of operations and prospects. Changes in weather can also affect the production of electricity at power generation facilities.
Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are operating in a rapidly changing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical results of operations. As such, our past quarterly results of operations may not be good indicators of likely future performance.In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Annual Report on Form 10-K, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:
•the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentive;
•significant fluctuations in customer demand for our solar service offerings or fluctuations in the geographic concentration of installations of solar energy systems;
•changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;
•seasonal, environmental or weather conditions that impact sales, energy production, and system installation;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships or joint ventures;
•capital-raising activities or commitments;
•changes in our pricing policies or terms or those of our competitors, including utilities;
•changes in regulatory policy related to solar energy generation;
•the loss of one or more key partners or the failure of key partners to perform as anticipated;
•our failure to successfully integrate acquired solar facilities;
•actual or anticipated developments in our competitors’ businesses or the competitive landscape;
•actual or anticipated changes in our growth rate;
•general economic, industry and market conditions, including as a result of the COVID-19 pandemic; and
•changes to our cancellation rate.

In the past, we have experienced seasonal fluctuations in installations in certain states, particularly in the fourth quarter. This has been the result of weather-related installation delays. Our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the market price of our common stock could decline and stockholders could lose part or all of their investment.
Our results of operations have been and will continue to be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, such as the current COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the broader economies, financial and capital markets, commodity and energy prices, and overall demand environment for our products. A global health crisis could affect, and has affected, our workforce, customers and vendors, as well as economies and financial markets globally, potentially leading to an economic downturn, which could decrease spending, adversely affecting the demand for our products.
In response to the COVID-19 pandemic, federal, state, local, and foreign governments put in place, and in the future may again put in place, travel restrictions, quarantines, “stay at home” orders and guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders resulted in, and in the future may result in, business closures, work stoppages, slowdowns and delays, among other effects that negatively impacted, and in the future may negatively impact, our operations, as well as the operations of our customers and business partners. Such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.
Although we have continued to operate consistent with federal guidelines and state and local orders, the extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including:
•the duration and scope of the pandemic and associated disruptions;
•a general slowdown in our industry;
•governmental, business and individuals’ actions taken in response to the pandemic;
•the effect on our customers and our customers’ demand for our products and installations;
•the effect on our suppliers and disruptions to the global supply chain;
•delays in the approval of permit and interconnection applications by utilities and municipalities;
•our ability to sell and provide our products and provide installations, including disruptions as a result of travel restrictions and people working from home;
•the ability of our customers to pay for our products;
•delays in our projects due to closures of jobsites or cancellation of jobs; and
•any closures of our and our suppliers’ and customers’ facilities.

In addition, COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. Certain suppliers have experienced, and may continue to experience, delays and increased costs related to a variety of factors, including logistical delays and component shortages from upstream vendors. We have developed contingency plans and continue to monitor the situation closely and work closely with our solar partners and suppliers to reinforce our contingency plans for potential operations and supply chain interruptions.
These effects of the COVID-19 pandemic have led us to experience, and continue to experience, disruptions to our business as we implement safety protocols and modifications to travel. We are closely monitoring the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by the COVID-19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic has had and will continue to have an adverse effect on our business, operations, financial condition, results of operations, and cash flows.
In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out from both the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to completely prevent the spread of the virus among our employees. We may face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources.
Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic instability that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in this Annual Report on Form 10-K and could materially adversely affect our business, operations, financial condition, results of operations, cash flows or the market price of our common stock.
Adverse economic conditions may have negative consequences on our business, results of operations and financial condition.
Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate additional sources of liquidity and we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse change in economic conditions would have a negative impact on our business, results of operations and financial condition and on our ability to generate or raise additional capital on favorable terms, or at all.
Threats of terrorism and catastrophic events that could result from terrorism, cyberattacks or individuals and/or groups attempting to disrupt our business, or the businesses of third parties, may materially adversely affect our business, financial condition, results of operations and prospects.
We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future and these may increase as a result of the Russia invasion of Ukraine. Our generation and fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.
Terrorist acts, cyberattacks or other similar events affecting our systems and facilities, or those of third parties on which we rely, could harm our business, for example, by limiting our ability to generate, purchase or transmit power, natural gas or other energy-related commodities, by limiting our ability to bill customers and collect and process payments, and by delaying our development and construction of new generation facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect our operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair our ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. Such events or actions may materially adversely affect our business, financial condition, results of operations and prospects.
Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers.
Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to us. Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events or company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, we may be required to pay costs associated with adverse future events.
Our ability to be successful is dependent upon the efforts of certain key personnel. The loss of key personnel could negatively impact the operations and profitability of our business and its financial condition could suffer as a result.
Our ability to be successful is dependent upon the efforts of our key personnel. Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of our officers could have a material adverse effect on our business, financial condition, or operating results.
We may need to raise additional funds and these funds may not be available when needed.
We may need to raise additional capital in the future to further scale our business and expand to additional markets. We may raise additional funds through the issuance of equity, equity-related or debt securities, through tax equity partnerships, or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business, or other unfavorable terms. Also, changes in tax law or market conditions could negatively impact the availability of tax equity or the terms on which investors are willing to acquire tax equity and therefore reduce our access to capital on favorable terms for new solar energy projects. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience dilution.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $177.4 million and $87.7 million, respectively, which begin expiring in varying amounts in 2034 and 2022, respectively, if unused. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have not yet completed our analysis under Section 382 of the Code. Any limitation may result in the expiration of all or a portion of the net operating loss carryforwards and tax credit carryforwards before utilization.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We will be subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
As an emerging growth company and smaller reporting company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements that are available to “emerging growth companies,” but not to other public companies, including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended the ("Sarbanes-Oxley Act");
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We plan in filings with the U.S. Securities and Exchange Commission ("SEC") to continue to utilize the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” until the earliest of:
•December 31, 2026;
•the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion;
•the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and

•the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common stock held by non-affiliates is greater than or equal to $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
If we fail to develop and maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.
We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations.
The Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and rely on outside professionals including accountants and attorneys to support our control procedures. We are working to improve all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties, which could lead to a decrease in the market price of our stock. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our common stock.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2021. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.
We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient qualified personnel, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology.
Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that prior to the Merger we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls.
Our management has developed a remediation plan which we have begun and will continue to implement. These remediation measures are ongoing and include: hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate, however we may encounter problems or delays in completing the remediation of the material weaknesses. In connection with the material weaknesses identified in our internal control over financial reporting we determined that our internal control over financial reporting are not effective and were not effective as of December 31, 2021.
If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and our company could become subject to litigation or investigations by NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act"). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting, and remediate identified material weaknesses could adversely affect our business and operating results and could cause a decline in the market price of our common stock.
The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. A material weakness in internal controls could result in our failure to detect a material misstatement of our annual or quarterly consolidated financial statements or disclosures. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the market price of our common stock.
Our historical financial results may not be indicative of what our actual financial position or results of operations would have been if we were a public company.
Our business has achieved rapid growth since we launched. Our net revenue was $71.8 million and $45.3 million for the years ended December 31, 2021 and 2020, respectively. Our net income (loss) was $13.0 million and $(1.9) million for the years ended December 31, 2021 and 2020, respectively. However, our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved if we were a public company or results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all.
Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the U.S.
Generally accepted accounting principles in the U.S. are subject to change and interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in June 2016 the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which replaces the current incurred loss impairment methodology with a current expected credit losses model. Other companies in our industry may be affected differently by the adoption of ASU No. 2016-13 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of financial statements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15,

2021. The Company expects to adopt this guidance in fiscal year 2022. The Company is continuing the analysis of the contractual arrangements that may qualify as leases under the new standard and expects the most significant impact will be the recognition of the right-of-use assets and lease liabilities on the consolidated balance sheets.
We may not successfully implement our business model.
Our business model is predicated on our ability to provide solar systems at a profit, and through organic growth, geographic expansion, and strategic acquisitions. We intend to continue to operate as we have previously with sourcing and marketing methods that we have used successfully in the past. However, we cannot assure that our methods will continue to attract new customers in the very competitive solar systems marketplace. In the event our customers resist paying the prices projected in our business plan to purchase solar installations, our business, financial condition, and results of operations will be materially and adversely affected.
Certain estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
From time to time, we make statements with estimates of the addressable market for our solutions and the EV market in general. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. This is especially so at the present time due to the uncertain and rapidly changing projections of the severity, magnitude and duration of the current COVID-19 pandemic. The estimates and forecasts relating to the size and expected growth of the target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding the current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets meet the size estimates and growth forecasts, our business could fail to grow at similar rates.
Litigation and Regulatory Risks
Our business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of our business.
Our operations are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, our industry, businesses, rates and cost structures, operation and licensing of solar power facilities, construction and operation of electricity generation facilities and acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and SRECs trading. In our business planning and in the management of our operations, we must address the effects of regulation on our business and any inability or failure to do so adequately could have a material adverse effect on our business, financial condition, results of operations and prospects. Our business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or ballot or regulatory initiatives.
Our business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, including international trade laws, regulations, interpretations or ballot or regulatory initiatives regarding deregulation or restructuring of the energy industry, and regulation of environmental matters, such as environmental permitting. Changes in the nature of the regulation of our business could have a material adverse effect on our business, financial condition, results of operations and prospects. We are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to FERC rules related to energy generation that are designed to facilitate competition on practically a nationwide basis by providing greater certainty, flexibility and more choices to power customers. We cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond our control. There can be no assurance that we will be able to respond adequately or sufficiently quickly to such rules and developments, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.
Any reductions or modifications to, or the elimination of, governmental incentives or policies that support solar energy, including, but not limited to, tax laws, policies and incentives, RPS or feed-in-tariffs, or the imposition of additional taxes or other assessments on solar energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new solar energy projects, our abandoning the development of solar energy projects, a loss of our investments in solar energy projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published IRS guidance. However, there are a number of uncertainties regarding ITC eligibility and the application of law and guidance to the facts of particular solar energy projects, and there can be no assurance that the IRS will agree with our approach in the event of an audit. Furthermore, the IRS may issue additional guidance or modify existing guidance, possibly with retroactive effect. Lastly, the amount of ITCs as a percentage of qualifying investment is scheduled to step down in future years under current law, and as part of ongoing tax, infrastructure and budget debates Congress may amend or eliminate the ITC provisions. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The absence of net energy metering and related policies to offer competitive pricing to our customers in our current markets, and adverse changes to net energy metering policies, may significantly reduce demand for electricity from our solar energy systems.
Each of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation. Each of the states where we currently serve customers has adopted a net energy metering policy. In addition to net metering policies, certain of our primary markets, including Massachusetts, New Jersey and Maryland have adopted programs specifically aimed at providing renewable energy benefits to specific customers, such as community solar and low and moderate income customers. Many of these programs are set-up with a finite capacity of MW installed. Historically, regulators in our primary markets have continuously rolled out new incentive programs as the caps on existing programs begin to fill to promote continued investment in renewables in order to meet the goals set forth in their Renewable Portfolio Standards, however the continuous roll-out of such programs is not guaranteed.
Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net energy metering in states that have implemented it, the failure to adopt a net energy metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net energy metering, or reductions in the amount or value of credit that customers receive through net energy metering. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted. Our ability to sell solar energy systems and the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid- tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.
Limits on net energy metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. If the caps on net energy metering in jurisdictions are reached, and new caps are not put in place, or if the amount or value of credit that customers receive for net energy metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net energy metering. We rely substantially on net energy metering when we establish competitive pricing for our prospective customers and the absence of net energy metering for new customers would greatly limit demand for our solar energy systems.
Our business depends in part on the regulatory treatment of third-party-owned solar energy systems.

Our power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net energy metering and the associated cost savings. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.
Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy offerings that may significantly reduce demand for our solar energy offerings.
Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the U.S., governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.
In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net energy metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. It is possible charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business.
Regulatory decisions that are important to us may be materially adversely affected by political, regulatory and economic factors.
The local and national political, regulatory and economic environment has had, and may in the future have, an adverse effect on regulatory decisions with negative consequences for us. These decisions may require, for example, us to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or to pay for investments or otherwise incur costs that we may not be able to recover through rates, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Certain other subsidiaries of ours are subject to similar risks.
Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.
The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. High injury rates could expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.
We have previously been, and may in the future be, named in legal proceedings, become involved in regulatory inquiries or be subject to litigation, all of which are costly, distracting to our core business and could result in an unfavorable outcome or a material adverse effect on our business, financial condition, results of operations or the market price for our common stock.

We are involved in legal proceedings and receive inquiries from government and regulatory agencies from time to time. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in significant costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business, financial condition and results of operations or adversely affect the market price for our common stock. If we are not successful in our legal proceedings and litigation, we may be required to pay significant monetary damages, which could hurt our results of operations. Lawsuits are time-consuming and expensive to resolve and divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict how the courts will rule in any potential lawsuit against us. Decisions in favor of parties that bring lawsuits against us could subject us to significant liability for damages, adversely affect our results of operations and harm our reputation.
We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.
We may be subject to claims or liabilities arising from the ownership or operation of acquired solar systems for the periods prior to our acquisition of them, including environmental, employee-related, indemnification for tax equity partnerships and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.
Product liability claims against us could result in adverse publicity and potentially significant monetary damages.
If our solar service offerings, including our racking systems, PV modules, batteries, inverters, or other products, injured someone, we would be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our solar systems, including our PV modules, batteries, inverters, and other products, may also be subject to recalls due to product malfunctions or defects. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract customers, thus affecting our growth and financial performance.
A failure to comply with laws and regulations relating to our interactions with current or prospective community solar customers could result in negative publicity, claims, investigations and litigation, and adversely affect our financial performance.
Approximately 20% of our business focuses on contracts and transactions with residential customers via community solar. We must comply with federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security and warranties. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective community solar customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur additional expenses, which could have an adverse effect on our business, financial condition and results of operations.
Changes in tax laws, guidance or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect our business, financial condition, results of operations and prospects.
Our provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including changes in our corporate income tax rates, our financial condition and results of operations, and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business and results of operations.
We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
Intellectual Property and Data Privacy Risks
If we are unsuccessful in developing and maintaining our proprietary technology, including our Gaia software, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.
Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our design and proposal software, Gaia. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s rooftop for solar energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. If we are unable to maintain our existing proprietary technology, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.
Our business may be harmed if we fail to properly protect our intellectual property, and we may also be required to defend against claims or indemnify others against claims that our intellectual property infringes on the intellectual property rights of third parties.
We believe that the success of our business depends in part on our proprietary technology, including our software, information, processes and know-how. We rely on copyright, trade secret and other protections to secure our intellectual property rights. Although we may incur substantial costs in protecting our technology, we cannot be certain that we have adequately protected or will be able to adequately protect it, that our competitors will not be able to utilize our existing technology or develop similar technology independently or that foreign intellectual property laws will adequately protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our consent. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In the future, some of our products could be alleged to infringe existing patents or other intellectual property of third parties, and we cannot be certain that we will prevail in any intellectual property dispute. In addition, any future litigation required to enforce our patents, to protect our trade secrets or know-how or to defend us or indemnify others against claimed infringement of the rights of third parties could harm our business, financial condition, and results of operations.
We use open source software, which may require that we release the source code of certain software subject to open source licenses or subject us to possible litigation or other actions that could adversely affect our business.
We utilize software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. However, our use of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time.
We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the use of these solutions if re-engineering cannot be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
If we experience a significant disruption in our information technology systems, fail to implement new systems and software successfully or if we experience cyber security incidents or have a deficiency in cybersecurity, our business could be adversely affected.
We depend on information systems to process orders, manage inventory, process and bill customers and collect payments from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. These systems may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware, ransomware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also be impacted by breaches of our third-party processors.
If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation. Although no such incidents have had a direct, material impact on us, we are unable to predict the direct or indirect impact of any future incidents to our business.
In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. The security measures and procedures we and our customers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyberattacks, or system failures. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.
Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. These threats have increased as a result of the COVID-19 pandemic and may increase as a result of the Russia invasion of Ukraine. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
Any security breach or unauthorized disclosure or theft of personal information we gather, store and use, or other hacking and phishing attacks on our systems, could harm our reputation, subject us to claims or litigation and have an adverse impact on our business.
We receive, store and use personal information of customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent, have occurred on our systems in the past, and could occur on our systems in the future. Inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to the personal information in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by such individuals. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Our efforts to protect such personal information may be unsuccessful due to software bugs or other technical malfunctions; employees, contractor, or vendor error or malfeasance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose sensitive information. The risks of these threats have increased as a result of the COVID-19 pandemic and may increase as a result of the Russia invasion of Ukraine. Although we have developed systems and processes that are designed to protect the personal information we receive, store and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.
Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including recent California legislation and regulation which affords California consumers an array of new rights, including the right to be informed about what kinds of personal data companies have collected and why it was collected, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws could result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions brought against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.
Risks Relating to Our Financial Statements
A significant portion of our activities are conducted through variable interest entities (“VIEs”), and changes to accounting guidance, policies or interpretations thereof could cause us to materially change the presentation of our financial statements.
We fund a significant portion of our activities by means of tax equity partnerships. In many cases, we consolidate these tax equity partnerships as VIEs in which we hold a variable interest and of which we are deemed to be the primary beneficiary. We evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. We determine the value of noncontrolling interests in VIEs using the HLBV method, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates.” Accounting for VIEs and noncontrolling interests is complex, subject to a number of uncertainties, and dependent on assumptions and estimates. Any changes in U.S. generally accepted accounting principles ("GAAP") guidance, policies or interpretation thereof could materially impact the presentation of our financial statements.
Risks Related to Ownership of Our Securities
Concentration of ownership among existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
Our directors, executive officers and their affiliates as a group beneficially own approximately 41% of the outstanding shares of our Class A common stock (including shares that may be issued upon exercise of our outstanding warrants but without giving effect to exercise of the warrants or any conversions of our Class B common stock, par value $0.0001 per share (the "Class B common stock" or "Alignment Shares"). As a result, these stockholders are able to exercise a significant level of influence over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This influence could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
Our stock price will be volatile, which could cause the value of your investment to decline.
The market price of the common stock and warrants will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•actual or anticipated fluctuations in operating results;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;
•announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•operating and share price performance of other companies in the industry or related markets;
•the timing and magnitude of investments in the growth of the business;
•actual or anticipated changes in laws and regulations;
•additions or departures of key management or other personnel;
•increased labor costs;
•disputes or other developments related to intellectual property or other proprietary rights, including litigation;
•the ability to market new and enhanced solutions on a timely basis;
•sales of substantial amounts of the common stock by our board of directors, executive officers or significant stockholders or the perception that such sales could occur;
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions.

In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
Anti-takeover provisions contained in our governing documents and applicable laws could impair a takeover attempt.
Our third amended and restated certificate of incorporation and second amended and restated bylaws afford certain rights and powers to the public company board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. We are also subject to Section 203 of the Delaware General Corporation Law, or DGCL, and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their common stock, and could also affect the price that some investors are willing to pay for the common stock.
The NYSE may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our Class A common stock and Redeemable Warrants are currently listed on the NYSE. There can be no assurance that we will be able to comply with the continued listing standards of NYSE. If NYSE delists our Class A common stock and/or Redeemable Warrants from trading on its exchange for failure to meet the listing standards, our securityholders could face significant material adverse consequences including:.
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Our Redeemable Warrants (including the Private Placement Warrants) and Alignment Shares have been accounted for as derivative liabilities and have been recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.
CBRE Acquisition Holdings, Inc. ("CBAH") sold 10,062,500 Redeemable Warrants as part of the Shareholder Aligned Initial Listing ("SAILSM") securities in the initial public offering of CBAH (which traded separately on the NYSE under the symbol “CBAH WS” prior to the Closing, and following the Closing trade under the symbol "AMPS WS"). The Redeemable

Warrants will be exercisable for an aggregate of 10,062,500 shares of Class A common stock at a purchase price of $11.00 per share. CBAH also issued 7,366,667 warrants to CBRE Acquisition Sponsor, LLC (the "Sponsor") in a private placement simultaneously with the closing of CBAH's initial public offering and 2,000,000 warrants to the Sponsor in full settlement of a second amended and restated promissory note with the Sponsor (such warrants, the "Private Placement Warrants"). The Private Placement Warrants will be exercisable for an aggregate of 9,366,667 shares of our Class A common stock at a purchase price of $11.00 per share.
We have 1,408,750 Alignment Shares outstanding, all of which will be held by the Sponsor, certain officers of CBAH (such officers, together with the Sponsor, the "Sponsor Parties") and existing CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to this Form) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
We account for the Redeemable Warrants and Alignment Shares as derivative liabilities, which are presented at fair value each reporting period, with changes in fair value recorded through earnings.
As the Redeemable Warrants (other than our Private Placement Warrants) are expected to continue to trade separately on the NYSE following the consummation of the Merger, we anticipate the fair value of the Redeemable Warrants will be determined based on the quoted trading price of those warrants.
The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. The fair value of the Private Placement Warrants is determined based on the quoted trading price of the Redeemable Warrants.
We estimate the fair value of our Alignment Share using a Monte Carlo simulation, which is based on various market inputs (e.g., measurement of our stock price after the consummation of the Merger).
As a result of the estimation processes involved in presenting these instruments at fair value, our financial statements and results of operations may fluctuate quarterly, based on various factors, many of which are outside of our control. If our stock price is volatile, we expect that we will recognize non- cash gains or losses on our Redeemable Warrants (including Private Placement Warrants) and Alignment Shares for each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Each of our Private Placement Warrants and the Redeemable Warrants exercisable for one share of common stock at an exercise price of $11.00 per share. The shares of our common stock issued upon exercise of our warrants and other outstanding warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
We may redeem the unexpired Redeemable Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such warrants worthless. Additionally, the exercise price for the warrants is $11.00 per share and the warrants may expire worthless unless the stock price is higher than the exercise price during the exercise period.
We have the ability to redeem outstanding Redeemable Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described below) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants. Redemption of the outstanding warrants could force warrant holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding Redeemable Warrants are called for redemption, is likely to be substantially less than the market value of the warrants.
In addition, if the last reported sale price of shares of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant pursuant to the terms of the warrants) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders, we may redeem the Redeemable Warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants prior to redemption for a number of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Historical trading prices for shares of our Class A common stock have exceeded the $10.00 per share threshold at which the Redeemable Warrants would become redeemable. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case holders would lose any potential embedded value from a subsequent increase in the value of our Class A common stock had their warrants remained outstanding.
Finally, the exercise price of the warrants is $11.00 per share, subject to adjustment. As a result, the warrants may expire worthless unless the stock price reaches that level during the exercise period.
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by our Sponsor, officers or directors or their respective permitted transferees, (i) they will not be redeemable by us (except in certain circumstances), (ii) they will not be transferable, assignable or salable until 30 days after the completion of the Merger (except, among other limited exceptions as described under CBAH's initial public offering registration statement’s section entitled “Principal Stockholders—Transfers of Alignment Shares and Private Placement Warrants,” to our officers and directors and other permitted transferees including persons or entities affiliated with the Sponsor), (iii) they may be exercised by the holders on a cashless basis, and (iv) they (including the shares of our Class A common stock issuable upon exercise of these warrants) are entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor, officers or directors or their respective permitted transferees, the Private Placement Warrants will become redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. Because the Private Placement Warrants may be redeemed only under limited circumstances, they may remain outstanding after all Redeemable Warrants have been redeemed or exercised. All Private Placement Warrants that are exercised will cause additional dilution for other stockholders, including any holders of shares of our Class A common stock issued pursuant to prior exercises of Redeemable Warrants. If the holders of the Private Placement Warrants elect to exercise their warrants on a cashless basis we will not receive cash proceeds from the exercise of such warrants.
A significant portion of our Class A common stock is restricted from immediate resale, but may be sold into the market in the future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock. Sales of significant number of shares of Class A common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that it deems reasonable or appropriate, and make it more difficult for you to sell shares of our Class A common stock. In connection with the Business Combination Agreement, CBAH, the Founders (as defined in the Investor Rights Agreement (as defined below)), Blackstone, the Sponsor and certain other parties thereto entered into an investor rights agreement (the "Investor Rights Agreement"), pursuant to which such stockholders are entitled to, among other things, certain registration rights, including demand, piggy- back and shelf registration rights, subject to cut-back provisions. Additionally, the Private Investment in Public Entity Investors ("PIPE Investors") are not restricted from selling any of the shares of Class A common stock they acquired in connection with the closing of the Merger, other than by applicable securities laws. As such, sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A common stock. Certain parties to the Investor Rights Agreement have agreed not to sell, transfer, pledge or otherwise dispose of shares of Class A common stock they hold or receive for certain time periods specified therein.
We may issue additional shares of Class A common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
We may issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future without stockholder approval in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our equity plans and in a number of other circumstances.
Our issuance of additional shares of Class A common stock or other equity securities of equal or senior rank could have the following effects:
•your proportionate ownership interest will decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; or
•the market price of shares of common stock may decline.

There is no guarantee that the Redeemable Warrants will ever be in the money, and they may expire worthless.
The exercise price for Redeemable Warrants (including Private Placement Warrants) is $11.00 per share of Class A common stock. There is no guarantee that the Redeemable Warrants will ever be in the money prior to their expiration, and as such, the Redeemable Warrants may expire worthless.
Our charter designates a state court within the State of Delaware, to the fullest extent permitted by law, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.
Under our charter, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum will be the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction, the federal district court for the District of Delaware) for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any current or former director, officer or employee of the Company or the Company’s stockholders;
•any action asserting a claim against us or any current or former director or officer or other employee of ours arising pursuant to any provision of the DGCL or our Certificate of Incorporation or bylaws (as either may be amended, restated, modified, supplemented or waived from time to time); and
•any action asserting a claim against us or any current or former director or officer or other employee of ours governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

These provisions shall not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and our stockholders cannot waive compliance with federal securities laws and the rules and regulations thereunder. Furthermore, unless we consent in writing to the selection on an alternative forum, to the fullest extent provided by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the federal securities laws, including the Securities Act.
These provisions of our charter could limit the ability of our stockholders to obtain a favorable judicial forum for certain disputes with us or with our current or former directors, officers or other employees, which may discourage such lawsuits against us and our current or former directors, officers and employees. Alternatively, if a court were to find these provisions of our charter inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
A market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.
An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if the Company was quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
If, securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Class A common stock adversely, then the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Stamford, Connecticut, where we lease and occupy 33,000 square feet of office space. The current term of our lease expires on May 1, 2032, with an option to continue thereafter for one term of five years. We believe that this facility is adequate to meet our current and near-term needs.
In addition, we own and operate solar generating facilities located in 18 states. We believe that no single solar generating facility is material to our business, results of operations or financial condition.
The following table provides an overview of our solar generating facilities by state:

State	Nameplate capacity, MWs	Share, %
Massachusetts	94	26%
New Jersey	89	25%
Minnesota	56	15%
California	34	9%
Other	89	25%
Total	362	100%

Item 3. Legal Proceedings
From time to time, the Company is a party to a number of claims and governmental proceedings which are ordinary, routine matters incidental to its business. In addition, in the ordinary course of business the Company periodically has disputes with vendors and customers. All current pending matters are not expected to have, either individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on New York Stock Exchange under the symbol “AMPS”. Our Redeemable Warrants are listed on New York Stock Exchange under the symbol “AMPS WS”.
Holders
As of March 10, 2022, there were approximately 74 holders of record of our Class A common stock, and 8 holders of record of our Redeemable Warrants. The actual number of holders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Class A common stock are held in street name by banks, brokers and other nominees.
Dividend Policy
The Company has not paid any cash dividends on shares of our common stock to date. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors at such time.

Item 6. [Reserved]

ALTUS’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus” or the “Company”) has been prepared by Altus’s management. You should read the following discussion and analysis together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Any references in this section to “we,” “our” or “us” shall mean Altus. Our disclosure and analysis in this report contains forward-looking statements which involve risks and uncertainties. Although the forward-looking statements contained herein reflect management’s current beliefs based on information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" and elsewhere in this Annual Report on Form 10-K..

Overview
Our mission is to create a clean electrification ecosystem, to drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance, or ESG, targets. In order to achieve our mission, we develop, own and operate solar generation and energy storage facilities. We have the in-house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group ("Blackstone"), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. ("CBRE"), which provides direct access to their portfolio of owned and managed commercial and industrial (“C&I”) properties.
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. We own systems across the United States from Hawaii to Vermont. Our portfolio consists of over 350 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 5,000 residential customers through community solar projects. We also participate in numerous renewable energy certificate (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and currently operate in 18 states, providing clean electricity to our customers equal to the consumption of approximately 30,000 homes, displacing 255,000 tons of CO2 emissions per annum.
Comparability of Financial Information
Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of the recently completed business combination with CBRE Acquisition Holdings, Inc. as described in Note 1, “General,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K (the "Merger"), recent acquisitions as described in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K, and the cost becoming a public company.
As a result of becoming a public company, Altus is subject to additional rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC. Altus expects to hire additional employees to meet these rules and obligations, and incur higher expenses for investor relations, accounting advisory, directors' and officers’ insurance, and other professional services.
Key Factors Affecting Our Performance
Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for further discussion of risks affecting our business. We believe the factors discussed below are key to our success:
Execution of Growth Strategies
We believe we are in the beginning stages of a market opportunity driven by a secular megatrend of transitioning away from traditional energy sources to renewable energy. We intend to leverage our competitive strengths and market position to become customers’ “one-stop-shop” for the clean energy transition by 1) Using our existing customer and developer networks to build out our EV charging and energy storage offerings and establish a position comparable to that of our C&I solar market position through our existing cross-sell opportunities and 2) partnering with Blackstone and CBRE to access their client relationships, portfolio companies, and their strong brand recognition, to increase the number of customers we can support.

Competition
We compete in the C&I scale renewable energy space with utilities, developers, independent power producers, pension funds and private equity funds for new investment opportunities. We expect to grow our market share because of the following competitive strengths:
•Exceptional Leadership: We have a strong executive leadership team who has extensive experience in capital markets, solar development and solar construction, with over 20 years of experience each. Moreover, through the transaction structure, management and employees will continue to own a significant interest in the Company.
•Development Capability: We have established an innovative approach to the development process. From site identification and customer origination through the construction phase, we’ve established a streamlined process enabling us to further create the scalability of our platform and significantly reduce the costs and time in the development process. Part of our attractiveness to our customers is our ability to ensure a high level of execution certainty. We anticipate that this ability to originate, source, develop and finance projects will ensure we can continue to grow and meet the needs of our customers.
•Long-Term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer. The average remaining life of our current contracts is approximately 18 years. These long-term value contracts create strong relationships with customers that allow us to cross-sell additional current and future products and services.
•Flexible Financing Solutions: We have a market-leading cost of capital in an investment-grade rated scalable credit facility from Blackstone, which enables us to be competitive bidders in asset acquisition and development. In addition to our Blackstone term loan, we also have financing available through a construction to term loan facility. This facility has $200 million of committed capacity which as of December 31, 2021, carries a floating rate of 2.34% .
•CBRE Partnership: Our partnership with CBRE, the largest global real estate services company, provides us with a clear path to creating new customer relationships. CBRE is the largest manager of data centers and 90% of the Fortune 100 are CBRE clients, providing a significant opportunity for us to expand our customer base.
Financing Availability
Our future growth depends in significant part on our ability to raise capital from third-party investors and lenders on competitive terms to help finance the origination of our solar energy systems. We have historically used a variety of structures including tax equity financing, construction loan financing, and term loan financing to help fund our operations. From September 4, 2013, our inception, to December 31, 2021, we have raised over $100 million of tax equity financing, $80 million in construction loan financing and $690 million of term loan financing. Our ability to raise capital from third-party investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business.
Cost of Solar Energy Systems
Although the solar panel market has seen an increase in supply in the past few years, most recently, there has been upward pressure on prices due to lingering issues of the COVID-19 pandemic, growth in the solar industry, regulatory policy changes, tariffs and duties and an increase in demand. As a result of these developments, we have been experiencing higher prices on imported solar modules. The prices of imported solar modules have increased as a result of the COVID-19 pandemic and may increase as a result of the Russia invasion of Ukraine. If there are substantial increases, it may become less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has trended downward making the addition of energy storage systems a potential area of growth for us.
Seasonality
The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months and poor weather conditions due to rain or snow results in less irradiation, the output of solar energy systems will vary depending on the season and the overall weather conditions in a year. While we expect seasonal variability to occur, the geographic diversity in our assets helps to mitigate our aggregate seasonal variability.
Government Regulations, Policies and Incentives
Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These incentives come in various forms, including net metering, eligibility for accelerated depreciation such as modified accelerated cost recovery system, solar renewable energy credits (“SRECs”), tax abatements, rebate and renewable target incentive programs and tax credits, particularly the Section 48(a) ITC. We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and tax equity partnership arrangements, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations, and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax matters including indemnification to customers and tax equity investors regarding Commercial ITCs. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed solar to us and our customers in applicable markets, which could reduce our growth opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.
Impact of the COVID-19 Pandemic and Supply Chain Issues
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic.
Our business operations have continued to function effectively during the pandemic. We are continuously evaluating the pandemic and are taking necessary steps to mitigate known risks. We will continue to adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping our employees and contractors safe. Although we have been able to mitigate the impact to the operations of the Company to date, given that COVID-19 infections remain persistent in many states where we do business and the situation is evolving, we cannot predict the future impact of COVID-19 on our business. We considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were no material impacts on our results of operations for the years ended December 31, 2021 and 2020, as our operations and the delivery of our services to our customers has not been materially impacted. To date, we have experienced some reductions in sales volumes across our businesses, but we do not anticipate any significant reductions in sales volumes going forward.
The service and installation of solar energy systems has continued during the COVID-19 pandemic. This continuation of service reflects solar services’ designation as an essential service in all of our service territories.Throughout the COVID-19 pandemic, we have seen some impacts to our supply chain affecting the timing of delivery of certain equipment, including, but not limited to, solar modules, inverters, racking systems, and transformers. Although we have largely been able to ultimately procure the equipment needed to service and install solar energy systems, we have experienced delays in such procurement. We have established a geographically diverse group of suppliers, which is intended to ensure that our customers have access to affordable and effective solar energy and storage options despite potential trade, geopolitical or event-driven risks. We do anticipate continuing impacts to our ability to source parts for our solar energy systems or energy storage systems, which we are endeavoring to mitigate via advanced planning and ordering from our diverse network of suppliers. However, if supply chains become even further disrupted due to additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become more adversely impacted.
There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Some states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Restrictions of this nature have caused, and may continue to cause, us to experience operational delays and may cause milestones or deadlines relating to various project documents to be missed. To date, we have not received notices from our dealers regarding significant performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers’ ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. We have not experienced a significant increase in default or delinquency rates to date. However, if existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance. Moreover, the Russia invasion of Ukraine may further exacerbate some of the supply chain issues.
We cannot predict the full impact the COVID-19 pandemic, the Russia invasion of Ukraine, or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the duration of the Russian invasion of Ukraine and associated sanctions, the distribution, acceptance and efficacy of the vaccine, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” elsewhere in this Annual Report on Form 10-K.
Key Financial and Operational Metrics
We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance and liquidity, identify trends affecting our business, formulate our financial projections and make strategic decisions.
Megawatts Installed
Megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on premises in the period. Cumulative megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on premises.

	As of December 31,
	2021	2020	Change
Megawatts installed	362	240	122
Cumulative megawatts installed increased from 240 MW as of December 31, 2020 to 362 MW as of December 31, 2021.

Non-GAAP Financial Measures
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) plus net interest expense, depreciation, amortization and accretion expense, income tax expense, acquisition and entity formation costs, non-cash compensation expense, and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, gain on fair value remeasurement of contingent consideration, gain on disposal of property, plant and equipment, change in fair value of redeemable warrant liability, change in fair value of alignment shares, loss on extinguishment of debt, and other miscellaneous items of other income and expenses.
Adjusted EBITDA is a non-GAAP financial measure that we use as a performance measure. We believe that investors and securities analysts also use adjusted EBITDA in evaluating our operating performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to adjusted EBITDA is net income. The presentation of adjusted EBITDA should not be construed to suggest that our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of adjusted EBITDA is not necessarily comparable to adjusted EBITDA as calculated by other companies.
We believe adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. These adjustments are intended to exclude items that are not indicative of the ongoing operating performance of the business. Adjusted EBITDA is also used by our management for internal planning purposes, including our consolidated operating budget, and by our board of directors in setting performance-based compensation targets. Adjusted EBITDA should not be considered an alternative to but viewed in conjunction with GAAP results, as we believe it provides a more complete understanding of ongoing business performance and trends than GAAP measures alone. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year Ended December 31,
	2021	2020
	(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$13,005	$(1,887)
Income tax expense	295	83
Interest expense, net	19,933	14,073
Depreciation, amortization and accretion expense	20,967	11,932
Non-cash compensation expense	148	82
Acquisition and entity formation costs	1,489	1,015
Gain on fair value remeasurement of contingent consideration	(2,800)	—
Gain on disposal of property, plant and equipment	(12,842)	—
Change in fair value of redeemable warrant liability	2,332	—
Change in fair value of alignment shares liability	(5,013)	—
Loss on extinguishment of debt	3,245	—
Other expense, net	245	258
Adjusted EBITDA	$41,004	$25,556

Adjusted EBITDA margin	57%	56%

Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives.
Revenue under power purchase agreements. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of December 31, 2021, PPAs have a weighted-average remaining life of 15 years.
Revenue from net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of December 31, 2021, NMCAs have a weighted-average remaining life of 18 years.
Solar renewable energy certificate revenue. The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs and therefore, they do not receive an allocation of costs upon generation. The majority of individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.

Rental income. A portion of the Company’s energy revenue is derived from long-term PPAs accounted for as operating leases under ASC 840, Leases. Rental income under these lease agreements is recorded as revenue when the electricity is delivered to the customer.
Performance-Based Incentives. Many state governments, utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a renewable energy facility. Up-front rebates provide funds based on the cost, size or expected production of a renewable energy facility. Performance-based incentives provide cash payments to a system owner based on the energy generated by its renewable energy facility during a pre-determined period, and they are paid over that time period. The Company recognizes revenue from state and utility incentives at the point in time in which they are earned.
Other Revenue. Other revenue consists primarily of sales of power on wholesale electricity market which are recognized in revenue upon delivery.
Cost of Operations (Exclusive of Depreciation and Amortization). Cost of operations primarily consists of operations and maintenance expense, site lease expense, insurance premiums, property taxes and other miscellaneous costs associated with the operations of solar energy facilities. Altus expects its cost of operations to continue to grow in conjunction with its business growth. These costs as a percentage of revenue will decrease over time, offsetting efficiencies and economies of scale with inflationary increases of certain costs.
General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance and training, information technology and software services, marketing and communications, travel and rent and other office-related expenses.
Altus expects increased general and administrative expenses as it continues to grow its business but to decrease over time as a percentage of revenue. Altus also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. Further, Altus expects to incur higher expenses for investor relations, accounting advisory, directors' and officers’ insurance, and other professional services.
Depreciation, Amortization and Accretion Expense. Depreciation expense represents depreciation on solar energy systems that have been placed in service. Depreciation expense is computed using the straight-line composite method over the estimated useful lives of assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the remaining term of the lease. Amortization includes third party costs necessary to enter into site lease agreements, third party costs necessary to acquire PPA and NMCA customers and favorable and unfavorable rate revenues contracts. Third party costs necessary to enter into site lease agreements are amortized using the straight-line method ratably over 15-30 years based upon the term of the individual site leases. Third party costs necessary to acquire PPAs and NMCA customers are amortized using the straight-line method ratably over 15-25 years based upon the term of the customer contract. Estimated fair value allocated to the favorable and unfavorable rate PPAs and REC agreements are amortized using the straight-line method over the remaining non-cancelable terms of the respective agreements. Accretion expense includes over time increase of asset retirement obligations associated with solar energy facilities.
Acquisition and Entity Formation Costs. Acquisition and Entity Formation Costs represent costs incurred to acquire businesses and form new legal entities. Such costs primarily consist of professional fees for banking, legal, accounting and appraisal services.
Fair Value Remeasurement of Contingent Consideration. In connection with the Solar Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K), contingent consideration of up to an aggregate of $10.5 million may be payable upon achieving certain market power rates and actual power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business.
Gain on Disposal of Property, Plant and Equipment. In connection with the Johnston Disposal (as defined in Note 5, “Property, Plant and Equipment,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K), the Company recognized a gain on disposal of property, plant and equipment of $12.8 million, which represents the excess of the consideration received over the carrying value of the net assets and liabilities of the disposed subsidiary.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to the

Sponsor in the private placement (the "Private Placement Warrants"). Redeemable Warrant Liability was remeasured as of December 31, 2021, and the resulting loss was included in the consolidated statements of operations. As our Redeemable Warrants (other than the Private Placement Warrants) continue to trade separately on the NYSE following the Merger, the Company determines the fair value of the Redeemable Warrants based on the quoted trading price of those warrants. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. The Company determines the fair value of the Redeemable Warrants, including Private Placement Warrants, based on the quoted trading price of the Redeemable Warrants.
Change in Fair Value of Alignment Shares. Alignment shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of December 31, 2021, and the resulting gain was included in the consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other Expense, Net. Other income and expenses primarily represent state grants and other miscellaneous items.
Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Loss on Extinguishment of Debt. Loss on extinguishment of debt represents the premium paid on early redemption related to the redemption of a portion of the Rated Term Loan (as defined in Note 9, "Debt and Derivatives,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K) and the write off of the unamortized deferred financing costs.
Income Tax (Expense) Benefit. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a partial valuation allowance on our deferred state tax assets because we believe it is more likely than not that a portion of our deferred state tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis.
As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $177.4 million available to offset future federal taxable income which will begin to expire in 2034. The Company has federal net operating loss carryforwards of $140.4 million, which can be carried forward indefinitely. As of December 31, 2020, the Company had state net operating losses of $80.3 million which will begin to expire in 2022, if not utilized. Deferred tax assets associated with state net operating losses that we believe are more likely than not to expire unutilized have been fully offset by a valuation allowance of $0.6 million and $0.3 million as of December 31, 2021 and December 31, 2020, respectively.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on HLBV (as defined below).
Results of Operations – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Operating revenues, net	$71,800	$45,278	$26,522	58.6%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	14,029	9,661	4,368	45.2%
General and administrative	16,915	10,143	6,772	66.8%
Depreciation, amortization and accretion expense	20,967	11,932	9,035	75.7%
Acquisition and entity formation costs	1,489	1,015	474	46.7%
Gain on fair value remeasurement of contingent consideration	(2,800)	—	(2,800)	-100.0%
Gain on disposal of property, plant and equipment	(12,842)	—	(12,842)	-100.0%
Total operating expenses	$37,758	$32,751	$5,007	15.3%
Operating income	34,042	12,527	21,515	171.7%
Other (income) expenses

Change in fair value of redeemable warrant liability	2,332	—	2,332	100.0%
Change in fair value of alignment shares	(5,013)	—	(5,013)	-100.0%
Other income, net	245	258	(13)	-5.0%
Interest expense, net	19,933	14,073	5,860	41.6%
Loss on extinguishment of debt	3,245	—	3,245	100.0%
Total other expenses	$20,742	$14,331	$6,411	44.7%
Income (loss) before income tax expense	$13,300	$(1,804)	15,104	-837.3%
Income tax expense	(295)	(83)	(212)	255.4%
Net income (loss)	$13,005	$(1,887)	$14,892	-789.2%
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	7,099	(8,680)	15,779	-181.8%
Net income attributable to Altus Power, Inc.	$5,906	$6,793	$(887)	-13.1%
Net income per share attributable to common stockholders
Basic	$0.06	$0.08	$(0.02)	-26.5%
Diluted	$0.06	$0.07	$(0.01)	-18.2%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	92,751,839	88,741,089	4,011	4.5%
Diluted	96,603,428	90,858,718	5,745	6.3%

Operating Revenues

	For the Year Ended December 31,		Change
	2021	2020	Change	%
	(in thousands)
Revenue under power purchase agreements	$15,731	$11,639	$4,092	35.2%
Revenue from net metering credit agreements	23,029	12,171	10,858	89.2%
Solar renewable energy certificate revenue	28,271	18,870	9,401	49.8%
Rental income	2,114	259	1,855	716.2%
Performance-based incentives	1,680	2,093	(413)	(19.7)%
Other revenue	975	246	729	296.3%
Total	$71,800	$45,278	$26,522	58.6%
Operating revenues, net increased by $26.5 million, or 58.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service during 2021.

Cost of Operations

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$14,029	$9,661	$4,368	45.2%
Cost of operations increased by $4.4 million, or 45.2%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service during 2021.

General and Administrative

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
General and administrative	$16,915	$10,143	$6,772	66.8%

General and administrative expense increased by $6.8 million, or 66.8%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.

Depreciation, Amortization and Accretion Expense

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$20,967	$11,932	$9,035	75.7%
Depreciation, amortization and accretion expense increased by $9.0 million, or 75.7%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service during 2021.

Acquisition and Entity Formation Costs

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Acquisition and entity formation costs	$1,489	$1,015	$474	46.7%
Acquisition and entity formation increased by $0.5 million, or 46.7% during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the TrueGreen Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K) completed on August 25, 2021.

Gain on fair value remeasurement of contingent consideration

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Gain on fair value remeasurement of contingent consideration	$2,800	$—	$2,800	100.0%
Gain on fair value remeasurement of contingent consideration is associated with the Solar Acquisition completed on December 22, 2020. Gain on fair value remeasurement was recorded for the year ended December 31, 2021 due to changes in significant assumptions used in the measurement, including the estimated volumes of power generation of acquired solar energy facilities and market power rates.

Gain on disposal of property, plant and equipment

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Gain on disposal of property, plant and equipment	$12,842	$—	$12,842	100.0%
Gain on disposal of property, plant and equipment is associated with the Johnston Disposal which occurred on November 19, 2021. The gain was calculated as the excess of the consideration received over the carrying value of the net assets and liabilities of the disposed subsidiary.

Change in fair value of redeemable warrant liability

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$2,332	$—	$2,332	100.0%
In connection with the Merger, the Company assumed a redeemable warrant liability which was remeasured as of December 31, 2021, and the resulting loss was included in the consolidated statements of operations.

Change in fair value of alignment shares

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Change in fair value of alignment shares	$5,013	$—	$5,013	100.0%
In connection with the Merger, the Company assumed a liability related to alignment shares, which was remeasured as of December 31, 2021, and the resulting gain was included in the consolidated statements of operations.

Other Expense, Net

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Other expense, net	$245	$258	$(13)	(5.0)%
Other income remained flat during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to $1.2 million of financing costs related to the modified portion of the Amended Rated Term Loan (as defined in Note 9, “Debt and Derivatives,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K). Overall increase of other expenses was partially offset by $1 million of miscellaneous other income items.

Interest Expense, Net

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Interest expense, net	$19,933	$14,073	$5,860	41.6%

Interest expense increased by $5.9 million, or 41.6%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the increase of outstanding debt held by the Company during these periods, but offset by a lower blended interest rate on the Amended Rated Term Loan.

Loss on Extinguishment of Debt

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Loss on extinguishment of debt	$3,245	$—	$3,245	100.0%
Loss on extinguishment of debt recognized by the Company during the year ended December 31, 2021, was associated with the Rated Term Loan that the Company refinanced on August 25, 2021. The Amended Rated Term Loan added an additional $135.6 million to the facility and reduced a weighted average annual fixed rate from 3.70% to 3.51%. In conjunction with the refinancing, a portion of the Amended Rated Term Loan was extinguished. As a result, the Company expensed unamortized deferred financing costs of $1.8 million and $1.4 million premium paid on early redemption.

Income Tax Expense

	For the Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Income tax expense	$(295)	$(83)	$(212)	255.4%
For the year ended December 31, 2021, the Company recorded an income tax expense of $0.3 million in relation to a pretax income of $13.3 million, which resulted in an effective income tax rate of 2.2%. The effective income tax rate was primarily impacted by $1.1 million of the state income tax expense, $0.3 million of valuation allowance on state net operating losses, $1.5 million of income tax benefit due to income attributable to noncontrolling interests and $1.7 million of income tax benefit on transaction costs associated with the Merger.
For the year ended December 31, 2020, the Company recorded an income tax expense of $0.1 million in relation to a pretax loss of $1.8 million, which resulted in an effective income tax rate of negative 4.6%. Effective income tax rate was primarily impacted by $1.8 million of income tax expense due to net losses attributable to noncontrolling interests, $1.7 million of state income tax expense, and $0.3 million of valuation allowance on state net operating losses.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests
For the year ended December 31, 2021, the Company recorded net income attributable to redeemable noncontrolling interests and noncontrolling interests of $7.1 million, compared to net loss attributable to redeemable noncontrolling interests and noncontrolling interests of $8.7 million for the year ended December 31, 2020. Net income attribution during the year ended December 31, 2021, comparing to net loss attribution for the year ended December 31, 2020, was primarily driven by the Johnston Disposal in November 2021 and the attribution of the gain on disposal of property, plant and equipment to a noncontrolling interest holder.

Liquidity and Capital Resources
As of December 31, 2021, the Company had total cash and restricted cash of $330.3 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Restricted Cash,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K.
We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included proceeds from the issuance of redeemable preferred stock, borrowings under our debt facilities, third party tax equity investors and cash from operations. Additionally, the Company received cash proceeds of $293 million as a result of the Merger. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy facilities. We plan to seek additional required capital from borrowings under our existing debt facilities, third party tax equity investors and cash from operations.
The solar energy systems that are in service are expected to generate a positive return over the useful life, typically 32 years. Typically, once solar energy systems commence operations, they do not require significant additional capital expenditures to maintain operating performance. However, in order to grow, we are currently dependent on financing from outside parties. The Company will have sufficient cash and cash flows from operations to meet our working capital, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our ability to raise additional financing. If financing is not available to us on acceptable terms if and when needed, we may be unable to finance installation of our new customers’ solar energy systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our tax equity funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain tax equity funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition.
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of December 31, 2021, we do not expect to cancel these agreements.
The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of December 31, 2021 and 2020, the Company had outstanding letters of credit and surety bonds totaling $10.6 million and $7.5 million, respectively. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.

Debt
Rated Term Loan Facility
As part of the Blackstone Capital Facility, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $251 million term loan facility with BIS through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes.
On August 25, 2021, APAF entered into an Amended and Restated Credit Agreement (“Amended Agreement”) to refinance the Rated Term Loan (hereby referred to as the “Amended Rated Term Loan”). The Amended Agreement added an additional $135.6 million (all of which was drawn as of December 31, 2021), to the facility, bringing the aggregate facility to $503 million. The Amended Rated Term Loan has a weighted average 3.51% annual fixed rate, reduced from the previous weighted average rate of 3.70%, and matures on February 29, 2056 (“Final Maturity Date”). Of the total proceeds of the refinancing, $126.4 million was used to fund the TrueGreen Acquisition, $8.8 million was used to fund the Beaver Run Acquisition, and $2.7 million was used to fund the Stellar HI Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K).
The Amended Rated Term Loan amortizes at an initial rate of 2.5% of outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date.
The Company incurred $5.2 million of issuance costs related to the refinancing, which have been deferred and recorded as a reduction to the Amended Rated Term Loan balance and are amortized as interest expense on a ten-year schedule until the Amended Rated Term Loan’s Anticipated Repayment Date. Additionally, in conjunction with the refinancing, the Company expensed $1.2 million of financing costs related to the modified portion of the Amended Rated Term Loan and included them in Other expenses, net in the consolidated statements of operations.
In conjunction with the refinancing, a portion of the Amended Rated Term Loan was extinguished. As a result, the Company expensed unamortized deferred financing costs of $1.8 million and $1.4 million premium paid on early redemption as loss on extinguishment of debt in the consolidated statements of operations.
As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $500 million less unamortized debt discount and loan issuance costs totaling $8.4 million. As of December 31, 2020, the outstanding principal balance of the Rated Term Loan was $362.7 million less unamortized debt discount and loan issuance costs totaling $5.9 million.
As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements. for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company expects to deliver the audited financial statements before the extended reporting deliverable due date. As of December 31, 2020, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on August 19, 2021, before the extended reporting deliverable due date.
Construction Loan to Term Loan Facility
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction Loan to Term Loan Facility”). The Construction Loan to Term Loan Facility includes a construction loan commitment of $187.5 million and a letter of credit commitment of $12.5 million, which can be drawn until January 10, 2023.
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to .50% per year of the daily unused amount of the commitment. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of December 31, 2020, the outstanding principal balances of the construction loan and term loan were $20.6 million and $6.2 million, respectively. As of December 31, 2021 and 2020, the Company had an unused borrowing capacity of $169.7 million and $160.7 million, respectively. For the year ended December 31, 2021 and 2020, the Company incurred interest costs associated with outstanding construction loans totaling $0.3 million and zero, respectively, which were capitalized as part of property, plant and equipment. Also, on October 23, 2020, the Company entered into an additional letters of credit facility with Fifth Third Bank for the total capacity of $10.0 million. The Construction Loan to Term Loan includes various financial and other covenants for APACF and the Company, as guarantor. As of December 31, 2021, the Company was in compliance with all covenants. As of December 31, 2020, the Company was in compliance with all debt covenants, except the delivery of the audited financial statements of the Company, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on August 11, 2021, before the extended reporting deliverable due date.
Financing Lease Obligations
Zildjian XI
During the year ended December 31, 2021, the Company, through its subsidiary Zildjian XI, sold 8 solar energy facilities located in Massachusetts and Minnesota with the total nameplate capacity of 16.1 MW to a third party (“ZXI Lessor”) for a total sales price of $44.0 million. In connection with these transactions, the Company and ZXI Lessor entered into master lease agreement under which the Company agreed to lease back solar energy facilities for an initial term of ten years. The proceeds received from the sale-leaseback transactions net of transaction costs of $1.2 million and prepaid rent of $12.2 million amounted to $30.6 million.
The master lease agreement provides for a residual value guarantee as well as a lessee purchase option, both of which are forms of continuing involvement and prohibit the use of sale leaseback accounting under ASC 840. As a result, the Company accounts for the transaction using the financing method by recognizing the sale proceeds as a financing obligation and the assets subject to the sale-leaseback remain on the balance sheet of the Company and are being depreciated. The aggregate proceeds have been recorded as a long-term debt within the consolidated balance sheets.
TrueGreen Acquisition
As part of the TrueGreen Acquisition on August 25, 2021 (refer to Note 7 of our consolidated annual financial statements included elsewhere in this Annual Report on Form 10-K) the Company assumed financing lease liability of $1.8 million associated with the sale-leaseback of a solar energy facility located in Connecticut with the total nameplate capacity of 1.2 MW.

In accordance with the sale-leaseback arrangement the solar energy facility was sold and immediately leased back from a third-party lessor (“TGC Lessor”). The master lease agreement provides the lessee with a purchase option, which represents a form of continuing involvement and prohibits the use of sale leaseback accounting under ASC 840.

Cash Flows
For the Years Ended December 31, 2021 and 2020
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$23,704	$12,296
Investing activities	(223,250)	(171,342)
Financing activities	491,661	165,115
Net increase in cash and restricted cash	$292,115	$6,069
Operating Activities
During the year ended December 31, 2021 cash provided by operating activities of $23.7 million consisted primarily of net income of $13.0 million adjusted for net non-cash expense of $8.9 million and increase in net liabilities by $1.8 million.
During the year ended December 31, 2020 cash provided by operating activities of $12.3 million consisted primarily of net loss of $1.9 million adjusted for the net non-cash expense of $15.5 million and off-set by an increase in net liabilities by $1.3 million.
Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $223.3 million, consisting of $14.6 million of capital expenditures, $201.2 million of payments to acquire businesses, net of cash and restricted cash acquired, and $27.4 million to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, partially off-set by $19.9 million of proceeds from the disposal of property, plant and equipment.
During the year ended December 31, 2020, net cash used in investing activities was $171.3 million, consisting of $36.7 million of capital expenditures, $110.7 million of consideration paid, net of cash acquired, for the Solar Acquisition, $23.4 million to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, $0.9 million for customer and site lease acquisitions, and $0.3 million of other cash receipts from investing activities.
Financing Activities
Net cash provided by financing activities was $491.7 million for the year ended December 31, 2021, which consisted primarily of $311.1 million of proceeds from issuance of long-term debt, $637.5 million of proceeds from the Merger, $82.0 million of proceeds from issuance of common stock and Series A preferred stock, and $3.8 million of contributions from noncontrolling interests. Cash provided by financing activities was partially off-set by $160.5 million to repay long-term debt, $2.6 million of debt issuance costs, $1.5 million of debt extinguishment costs, $55.4 million of transaction costs related to the Merger, $290.0 million of repayment of Series A preferred stock, $22.2 million of paid dividends and commitment fees on Series A preferred stock, $5.3 million paid to redeem noncontrolling interests, and $5.0 million of distributions to noncontrolling interests.
Net cash provided by financing activities was $165.1 million for the year ended December 31, 2020, which consisted of $205.8 million of proceeds from issuance of long-term debt, $31.5 million proceeds from issuance of common stock and Series A preferred stock, and $23.9 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially off-set by $55.8 million to repay long-term debt, $22.5 million distribution to common equity stockholder, $13.0 million of paid dividends and commitment fees on Series A preferred stock, $1.6 million of debt issuance costs, $1.5 million paid to redeem noncontrolling interests, $1.3 million of distributions to noncontrolling interests, and $0.5 million of paid contingent consideration.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated annual financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While the Company’s significant accounting policies are described in more detail in Note 2 to its consolidated financial statements included elsewhere in this Annual Report on Form 10-K, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
Business Combinations and Acquisitions of Assets
The Company applies the definition of a business in ASC 805, Business Combinations, to determine whether it is acquiring a business or a group of assets. When the Company acquires a business, the purchase price is allocated to (i) the acquired tangible assets and liabilities assumed, primarily consisting of solar energy facilities and land, (ii) the identified intangible assets and liabilities, primarily consisting of favorable and unfavorable rate PPAs and REC agreements, (iii) asset retirement obligations (iv) non-controlling interests, and (v) other working capital items based in each case on their estimated fair values. The excess of the purchase price, if any, over the estimated fair value of net assets acquired is recorded as goodwill. The fair value measurements of the assets acquired and liabilities assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. In addition, acquisition costs related to business combinations are expensed as incurred.
When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired.
Revenue from Power Purchase Agreements
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to terms of PPAs. PPAs that qualify as leases under ASC 840, Leases, or derivatives under ASC 815, Derivatives and Hedging, are not material and the majority of the Company’s PPAs are accounted for under ASC 606, Revenue from Contracts with Customers. The Company’s PPAs typically have fixed or floating rates and are generally invoiced on a monthly basis. The Company typically sells energy and related environmental attributes (e.g., RECs) separately to different customers and considers the delivery of power energy under PPAs to represent a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. For certain of the Company’s rooftop solar energy facilities, revenue is recognized net of immaterial pass-through lease charges collected on behalf of building owners.
Revenue from Net Metering Credit Agreements
A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one-month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. The Company’s customers apply net metering credits as a reduction to their utility bills.

Solar Renewable Energy Certificate Revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including: New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs, and therefore, they do not receive an allocation of costs upon generation. The majority of individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In evaluating if a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, refer to Note 18 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The preparation of consolidated financial statements in accordance with GAAP requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The uncertain tax position to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability that would reduce net assets. The Company reviews and evaluates tax positions and determines whether or not there are uncertain tax positions that require financial statement recognition. Generally, tax authorities can examine all tax returns filed for the last three years.
Management believes that the Company has adequately addressed all relevant tax positions and that there are no unrecorded tax liabilities. As a result, no income tax liability or expense related to uncertain tax positions have been recorded in the accompanying consolidated financial statements.
The Company’s income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid.
Noncontrolling Interests and Redeemable Noncontrolling Interests in Solar Facility Subsidiaries
Noncontrolling interests and redeemable noncontrolling interests represent third parties’ tax equity interests in the net assets of certain consolidated Solar Facility Subsidiaries, which were created to finance the costs of solar energy facilities under long-term operating agreements. The tax equity interests are generally entitled to receive substantially all the accelerated depreciation tax deductions and investment tax credits arising from Solar Facility Subsidiaries pursuant to their contractual shareholder agreements, together with a portion of these ventures’ distributable cash. The tax equity interests’ claim to tax attributes and distributable cash from Solar Facility Subsidiaries decreases to a small residual interest after a predefined ‘flip point’ occurs, typically the expiration of a time period or upon the tax equity investor’s achievement of a target yield. Because the tax equity interests’ participation in tax attributes and distributable cash from each Solar Facility Subsidiary is not consistent over time with their initial capital contributions or percentage interest, the Company has determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements. In order to reflect the substantive profit-sharing arrangements, the Company has determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under GAAP. The third parties’

noncontrolling interest in the results of operations of these subsidiaries is determined as the difference in the noncontrolling interests’ and redeemable noncontrolling interests’ claims under the HLBV method at the start and end of each reporting period, after considering any capital transactions, such as contributions or distributions, between the subsidiaries and third parties. The application of HLBV generally results in the attribution of pre-tax losses to tax equity interests in connection with their receipt of accelerated tax benefits from the Solar Facility Subsidiaries, as the third-party investors’ receipt of these benefits typically reduces their claim on the partnerships’ net assets.
Attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests under the HLBV method requires the use of significant assumptions and estimates to calculate the amounts that third parties would receive upon a hypothetical liquidation. Changes in these assumptions and estimates can have a significant impact on the amount that third parties would receive upon a hypothetical liquidation. The use of the HLBV methodology to allocate income to the noncontrolling and redeemable noncontrolling interest holders may create volatility in the Company’s consolidated statements of operations as the application of HLBV can drive changes in net income available and loss attributable to noncontrolling interests and redeemable noncontrolling interests from quarter to quarter.
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 12, “Redeemable Noncontrolling Interest” to the Company’s consolidated financial statements included elsewhere in this Annual Report on 10-K.

Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Altus has elected to use the extended transition period for new or revised accounting standards during the period in we remain an EGC.
We expect to remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we, as applicable, have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year's second fiscal quarter, or (ii) our annual revenues are greater than or equal to $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is greater than or equal to $700 million as of the end of that fiscal year's second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transactions.
Interest Rate Risk
Changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net loss or cash flows.
Credit Risk
Financial instruments which potentially subject Altus to significant concentrations of credit risk consist principally of cash and restricted cash. Our investment policy requires cash and restricted cash to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Altus Power, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altus Power, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Stamford, CT
March 24, 2022

We have served as the Company’s auditor since 2015.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020
Operating revenues, net	$71,800	$45,278
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	14,029	9,661
General and administrative	16,915	10,143
Depreciation, amortization and accretion expense	20,967	11,932
Acquisition and entity formation costs	1,489	1,015
Gain on fair value remeasurement of contingent consideration	(2,800)	—
Gain on disposal of property, plant and equipment	(12,842)	—
Total operating expenses	$37,758	$32,751
Operating income	34,042	12,527
Other (income) expenses
Change in fair value of redeemable warrant liability	2,332	—
Change in fair value of alignment shares liability	(5,013)	—
Other expense, net	245	258
Interest expense, net	19,933	14,073
Loss on extinguishment of debt	3,245	—
Total other expense	$20,742	$14,331
Income (loss) before income tax expense	$13,300	$(1,804)
Income tax expense	(295)	(83)
Net income (loss)	$13,005	$(1,887)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	7,099	(8,680)
Net income attributable to Altus Power, Inc.	$5,906	$6,793
Net income per share attributable to common stockholders
Basic	$0.06	$0.08
Diluted	$0.06	$0.07
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	92,751,839	88,741,089
Diluted	96,603,428	90,858,718

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$325,983	$33,832
Current portion of restricted cash	2,544	3,465
Accounts receivable, net	9,218	5,752
Other current assets	6,659	1,748
Total current assets	344,404	44,797
Restricted cash, noncurrent portion	1,794	909
Property, plant and equipment, net	745,711	519,394
Intangible assets, net	16,702	11,758
Goodwill	601	—
Other assets	4,037	4,702
Total assets	$1,113,249	$581,560
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$3,591	$1,571
Interest payable	4,494	2,665
Purchase price payable	—	2,638
Current portion of long-term debt	21,143	35,209
Other current liabilities	3,663	1,369
Total current liabilities	32,891	43,452
Redeemable warrant liability	49,933	—
Alignment shares liability	127,474	—
Long-term debt, net of unamortized debt issuance costs and current portion	524,837	353,934
Intangible liabilities, net	13,758	4,647
Asset retirement obligations	7,628	4,446
Deferred tax liabilities, net	9,603	11,001
Other long-term liabilities	5,587	6,774
Total liabilities	$771,711	$424,254
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interests	15,527	18,311
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of December 31, 2021 and 2020; 153,648,830 and 89,999,976 shares issued and outstanding as of December 31, 2021 and 2020, respectively	15	9
Preferred stock $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	406,259	205,772
Accumulated deficit	(101,356)	(80,802)
Total stockholders' equity	$304,918	$124,979
Noncontrolling interests	21,093	14,016
Total equity	$326,011	$138,995
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$1,113,249	$581,560

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 8).

	As of December 31,
(In thousands)	2021	2020
Assets of consolidated VIEs, included in total assets above:
Cash	$7,524	$7,288
Current portion of restricted cash	1,763	3,106
Accounts receivable, net	2,444	2,842
Other current assets	1,400	846
Restricted cash, noncurrent portion	1,122	352
Property, plant and equipment, net	363,991	344,140
Intangible assets, net	6,909	6,477
Other assets	739	358
Total assets of consolidated VIEs	$385,892	$365,409
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	419	876
Current portion of long-term debt, net	2,457	—
Other current liabilities	776	1,118
Long-term debt, net of current portion	34,022	—
Intangible liabilities, net	2,420	1,020
Asset retirement obligations	3,988	3,390
Other long-term liabilities	548	351
Total liabilities of consolidated VIEs	$44,630	$6,755

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)	Non Controlling Interests	Total Equity (Deficit)
	Shares	Amount
As of 12/31/2019 (as previously reported)	1,029	$1	$163	$(47,339)	$(47,175)	$8,430	$(38,745)
Retroactive application of recapitalization	89,998,947	8	167,433	—	167,441	—	167,441
As of December 31, 2019, effect of reverse acquisition (Note 3)	89,999,976	$9	$167,596	$(47,339)	$120,266	$8,430	$128,696
Issuance of Series A preferred stock	—	—	31,500	—	31,500	—	31,500
Cash contributions from noncontrolling interests	—	—	—	—	—	13,246	13,246
Accretion of Series A preferred stock	—	—	2,166	(2,166)	—	—	—
Stock-based compensation	—	—	82	—	82	—	82
Accrued dividends and commitment fees on Series A preferred stock	—	—	15,590	(15,590)	—	—	—
Payment of dividends and commitment fees on Series A preferred stock	—	—	(12,950)	—	(12,950)	—	(12,950)
Cash distributions to a common equity stockholder	—	—	—	(22,500)	(22,500)	—	(22,500)
Cash distributions to noncontrolling interests	—	—	—	—	—	(896)	(896)
Redemption of noncontrolling interests	—	—	417	—	417	(1,465)	(1,048)
Non-cash redemption of noncontrolling interests	—	—	1,371	—	1,371	(1,389)	(18)
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	5,020	5,020
Net income (loss)	—	—	—	6,793	6,793	(8,930)	(2,137)
As of December 31, 2020	89,999,976	$9	$205,772	$(80,802)	$124,979	$14,016	$138,995
Issuance of Series A preferred stock	—	—	82,000	—	82,000	—	82,000
Cash contributions from noncontrolling interests	—	—	—	—	—	3,846	3,846
Accretion of Series A preferred stock	—	—	8,417	(8,417)	—	—	—
Stock-based compensation	—	—	148	—	148	—	148
Accrued dividends and commitment fees on Series A preferred stock	—	—	18,043	(18,043)	—	—	—
Payment of dividends and commitment fees on Series A preferred stock	—	—	(22,207)	—	(22,207)	—	(22,207)
Issuance of Class A common stock upon the Merger, net of redemptions and equity issuance costs	63,648,854	6	401,709	—	401,715	—	401,715
Redemption of Series A preferred stock	—	—	(290,000)	—	(290,000)	—	(290,000)
Cash distributions to noncontrolling interests	—	—	—	—	—	(3,891)	(3,891)
Redemption of noncontrolling interests	—	—	1,346	—	1,346	(4,613)	(3,267)
Redemption of redeemable noncontrolling interests	—	—	1,031	—	1,031	—	1,031
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	4,315	4,315
Net income (loss)	—	—	—	5,906	5,906	7,420	13,326
As of December 31, 2021	153,648,830	$15	$406,259	$(101,356)	$304,918	$21,093	$326,011

The accompanying notes are an integral part of the consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$13,005	$(1,887)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization and accretion	20,967	11,932
Unrealized (gain) loss on interest rate swaps	(324)	82
Deferred tax expense	219	60
Amortization of debt discount and financing costs	2,873	2,538
Loss on extinguishment of debt	3,245	—
Change in fair value of redeemable warrant liability	2,332	—
Change in fair value of alignment shares liability	(5,013)	—
Remeasurement of contingent consideration	(2,800)	—
Gain on disposal of property, plant and equipment	(12,842)	—
Stock-based compensation	148	82
Other	104	780
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	162	(1,287)
Due from related parties	—	3
Other assets	(4,647)	495
Accounts payable	2,001	(1,477)
Interest payable	1,909	1,769
Other liabilities	2,365	(794)
Net cash provided by operating activities	23,704	12,296
Cash flows from investing activities
Capital expenditures	(14,585)	(36,677)
Payments to acquire businesses, net of cash and restricted cash acquired	(201,175)	(110,691)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(27,364)	(23,381)
Proceeds from disposal of property, plant and equipment	19,910	—
Payments for customer and site lease acquisitions	—	(893)
Other	(36)	300
Net cash used for investing activities	(223,250)	(171,342)
Cash flows from financing activities
Proceeds from issuance of long-term debt	311,053	205,808
Repayments of long-term debt	(160,487)	(55,754)
Payment of debt issuance costs	(2,628)	(1,584)
Payment of debt extinguishment costs	(1,477)	—
Distributions to common equity stockholder	—	(22,500)
Proceeds from the Merger and PIPE financing	637,458	—
Payment of transaction costs related to the Merger	(55,442)	—
Proceeds from issuance of common stock and Series A preferred stock	82,000	31,500
Repayment of Series A preferred stock	(290,000)	—
Payment of dividends and commitment fees on Series A preferred stock	(22,207)	(12,950)
Payment of contingent consideration	(153)	(501)
Contributions from noncontrolling interests	3,846	23,927
Redemption of noncontrolling interests	(5,324)	(1,524)
Distributions to noncontrolling interests	(4,978)	(1,307)
Net cash provided by financing activities	491,661	165,115
Net increase in cash and restricted cash	292,115	6,069
Cash and restricted cash, beginning of year	38,206	32,137
Cash and restricted cash, end of year	$330,321	$38,206

	Year ended December 31,
	2021	2020
Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$15,015	$9,736
Cash paid for taxes	103	38
Non-cash investing and financing activities
Asset retirement obligations	$3,024	$3,763
Debt assumed through acquisitions	5,920	16,020
Initial recording of noncontrolling interest	4,569	9,400
Contribution of noncontrolling interest by common equity stockholder	—	1,389
Acquisitions of property and equipment included in other current liabilities	234	635
Acquisition of business, contingent consideration obligations at fair value	—	5,100
Accrued dividends and commitment fees on Series A preferred stock	—	4,163

The accompanying notes are an integral part of the consolidated financial statements.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)
1.General
Company Overview
Altus Power, Inc., a Delaware corporation (the “Company” or "Altus"), headquartered in Stamford, Connecticut, develops, owns, constructs and operates small-scale utility, commercial, industrial, public sector and community photovoltaic solar energy generation and storage facilities for the purpose of producing and selling electricity to credit worthy counterparties under long-term contracts. The Solar energy facilities are owned by the Company in project specific limited liability companies (the “Solar Facility Subsidiaries”).
On December 9, 2021 (the "Closing Date"), CBRE Acquisition Holdings, Inc. ("CBAH"), a special purpose acquisition company, consummated the business combination pursuant to the terms of the business combination agreement entered into on July 12, 2021 (the "Business Combination Agreement"), whereby, among other things, CBAH Merger Sub I, Inc. ("First Merger Sub") merged with and into Altus Power, Inc. (f/k/a Altus Power America, Inc.) ("Legacy Altus") with Legacy Altus continuing as the surviving corporation, and immediately thereafter Legacy Altus merged with and into CBAH Merger Sub II, Inc. ("Second Merger Sub") with Second Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of CBAH (together with the merger with the First Merger sub, the “Merger”). In connection with the closing of the Merger, CBAH changed its name to "Altus Power, Inc."
COVID-19
The spike of a novel strain coronavirus (“COVID-19”) in the first quarter of 2020 caused significant volatility in the U.S. markets that remain ongoing. There is significant uncertainty around the breadth and duration of business disruptions and restrictions related to COVID-19, as well as its impact on the U.S. economy. To date, there has not been a material impact on the Company’s business operations and financial performance. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

2.Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission ("SEC"). The Company’s consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all intercompany balances and transactions eliminated in consolidation.
Legacy Altus was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on evaluation of the following facts and circumstances:
a.Stockholders of Legacy Altus have over 50% of the voting interest in the post-merger company;
b.the board of directors of the post-combination company comprises one director designated by the holders of the Class B common stock, par value $0.0001 per share (the "Class B common stock" or the "Alignment shares") (including the Sponsor), one director designated by Blackstone (an existing stockholder of Altus), one director designated by ValueAct Capital Management, L.P. and five additional directors determined by the existing Altus stockholders;
c.Management of Legacy Altus holds all executive management roles (including the Chief Executive Officers and Chief Financial Officer, among others) of the post-combination company and is responsible for the day-to-day operations;
d.the largest individual minority stockholder of the post-combination company was an existing stockholder of Altus;
e.Altus has significantly more revenue-generating activities than CBAH, which comprises all of the activities conducted by the post-combination company; and
f.the objective of the Merger was to create an operating public company, with management continuing to use Altus’s platform and assets to grow the business under the name of Altus Power, Inc.
Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Altus issuing stock for the net assets of CBAH, accompanied by a recapitalization. The net assets of CBAH are stated at historical cost, with no goodwill or other intangible assets recorded.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

While CBAH was the legal acquirer in the Merger, because Legacy Altus was deemed the accounting acquirer, the historical financial statements of Legacy Altus became the historical financial statements of the combined company, upon the consummation of the Merger. As a result, the financial statements of Altus Power, Inc. reflect (i) the historical operating results of Legacy Altus prior to the Merger; (ii) the combined results of the Company and Legacy Altus following the closing of the Merger; (iii) the assets and liabilities of Legacy Altus at their historical cost; and (iv) the Company’s equity structure for all periods presented.
In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Legacy Altus's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Altus common stock and Series A preferred stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio (the "Exchange Ratio") established in the Business Combination Agreement.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as the fair value of net assets acquired in connection with accounting for business combinations, the useful lives of the solar energy facilities, and inputs and assumptions used in the valuation of asset retirement obligations (“AROs”), contingent considerations, and alignment shares.
Variable Interest Entities
The Company consolidates all variable interest entities ("VIEs") in which it holds a variable interest and is deemed to be the primary beneficiary of the variable interest entity. Generally, a variable interest entity, or VIE, is an entity with at least one of the following conditions: (a) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (b) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide that entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 8.
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the co-chief executive officers. Based on the financial information presented to and reviewed by the chief operating decision makers in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment. The Company’s principal operations, revenue and decision-making functions are located in the United States.
Cash and Restricted Cash
Cash includes all cash balances on deposit with financial institutions that are denominated in U.S. dollars. Pursuant to the budgeting process, the Company maintains certain cash on hand for possible equipment replacement related costs.
The Company records cash that is restricted as to withdrawal or use under the terms of certain contractual agreements as restricted cash. Restricted cash is included in current portion of restricted cash and restricted cash, noncurrent portion on the consolidated balance sheets and includes cash held with financial institutions for cash collateralized letters of credit pursuant to various financing and construction agreements.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets. Cash and restricted cash consist of the following:

	As of December 31,
	2021	2020
Cash	$325,983	$33,832
Current portion of restricted cash	2,544	3,465
Restricted cash, noncurrent portion	1,794	909
Total	$330,321	$38,206

Accounts Receivable
Management considers the carrying value of accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations in the period in which that determination is made. U.S. GAAP requires that the allowance method be used to recognize bad debts. As of December 31, 2021, the Company determined that the allowance for uncollectible accounts receivable was $0.4 million. As of December 31, 2020, the allowance for uncollectible accounts receivable was not significant.
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had two customers that individually accounted for 16.0% and 11.7% of total accounts receivable as of December 31, 2021 and 3.4% and 11.7% of revenues for the year then ended, respectively. The Company had one customer that individually accounted for 12.4% of total accounts receivable as of December 31, 2020 and 10.4% of total revenue for the year then ended.
Economic Concentrations
The Company and its subsidiaries own and operate solar generating facilities installed on buildings and land located across the United States. Future operations could be affected by changes in the economy, other conditions in those geographic areas or by changes in the demand for renewable energy.
Fair Value Measurements
The Company measures certain assets and liabilities at fair value, which is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. Our fair value measurements use the following hierarchy, which prioritizes valuation inputs based on the extent to which the inputs are observable in the market.
•Level 1 - Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.
•Level 2 - Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs are observable in active markets are Level 2 valuation techniques.
•Level 3 - Valuation techniques in which one or more significant inputs are unobservable. Such inputs reflect our estimate of assumptions that market participants would use to price an asset or liability.

The Company holds various financial instruments that are not required to be recorded at fair value. For cash, restricted cash, accounts receivable, accounts payable, and short-term debt the carrying amounts approximate fair value due to the short maturity of these instruments.
Long-term debt
The estimated fair value of the long-term debt, including current portion, as of December 31, 2021 and 2020 was $562.1 million and $400.9 million, respectively, using a discounted cash flow analysis of both outstanding principal and future interest payments

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

until such time the Company has the ability to repay the loan. The long-term debt is considered a Level 2 financial liability under the fair value hierarchy.
Contingent consideration
In connection with the Solar Acquisition (as defined below) on December 22, 2020, contingent consideration of up to an aggregate of $10.5 million may be payable upon achieving certain market power rates and actual power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. The liability related to the contingent consideration is included in Other long-term liabilities in the consolidated balance sheets at the estimated fair value of $2.3 million as of December 31, 2021 and $5.1 million as of December 31, 2020. Gain on fair value remeasurement of contingent consideration of $2.8 million was recorded within operating income in the consolidated statements of operations for the year ended December 31, 2021. The gain was recorded due to changes in the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates. No gain or loss on fair value remeasurement of contingent consideration was recorded for the year ended December 31, 2020.
Redeemable warrants and Alignment shares
CBAH sold 10,062,500 warrants as part of the SAILSM securities in the CBAH initial public offering (which traded separately on the NYSE under the symbol “CBAH WS” prior to the Merger, and following the Merger trade under the symbol “AMPS WS”) (such warrants, the "Redeemable warrants"). The Redeemable warrants will be exercisable for an aggregate of 10,062,500 shares of the Company's Class A common stock, par value $0.0001 per share (the "Class A common stock"), at a purchase price of $11.00 per share. CBAH also issued 7,366,667 warrants to CBRE Acquisition Sponsor, LLC (the “Sponsor”) in a private placement simultaneously with the closing of the CBAH IPO and 2,000,000 warrants to the Sponsor in full settlement of a second amended and restated promissory note with the Sponsor (such warrants, the "Private Placement Warrants"). The Private Placement Warrants will be exercisable for an aggregate of 9,366,667 shares of CBAH Class A common stock at a purchase price of $11.00 per share.
Redeemable warrants, including Private Placement Warrants, are not considered to be “indexed to the Company’s own stock.” This provision precludes the Company from classifying the Redeemable warrants, including Private Placement Warrants, in stockholders’ equity. As the Redeemable warrants, including Private Placement Warrants, meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date.
As the Redeemable warrants (other than our Private Placement Warrants) continue to trade separately on the NYSE following the Merger, the Company determines the fair value of the Redeemable warrants based on the quoted trading price of those warrants. As the inputs are observable and reflect quoted trading price, the overall fair value measurement of the Redeemable warrants, excluding Private Placement Warrants, is classified as Level 1. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable warrants. Private Placement Warrants are considered Level 2 as they are measured at fair value using observable inputs for similar assets in an active market.
The Company has 1,408,750 Alignment shares outstanding, all of which are held by the Sponsor, certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to this Form) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
Upon the consummation of the Merger, Alignment shares have no continuing service requirement and do not create an unconditional obligation requiring the Company to redeem the instruments by transferring assets. In addition, the shares convert to a variable number of Class A common stock depending on the trading price of the Class A common stock and dividends paid/payable to the holders of Class A common stock. Therefore, the shares do not represent an obligation or a conditional obligation to issue a variable number of shares with a monetary value based on any of the criteria in ASC 480, Distinguishing Liabilities From Equity. The Company determined that the Alignment shares meet the definition of a derivative because they contain (i) an underlying (Class A common stock price), (ii) a notional amount (a fixed number of Class B common stock), (iii) no or minimal initial net investment (the Sponsor paid a de minimis amount which is less than the estimated fair value of the shares), and (iv) net settleable through a conversion of the Alignment shares into Class A shares. As such, the Company concluded that the Alignment shares meet the definition of a derivative, which will be presented at fair value each reporting period, with changes in fair value recorded through earnings.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The Company estimates the fair value of outstanding Alignment shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 70% and risk-free interest rate of 1.4% are not observable inputs, the overall fair value measurement of Alignment shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment shares.
Upon the Merger, the Company assumed $47.6 million of redeemable warrant liability which was remeasured as of December 31, 2021 to $49.9 million and included in the consolidated balance sheet. Loss on fair value remeasurement of redeemable warrant liability of $2.3 million was recorded on the consolidated statements of operations for the year ended December 31, 2021.
Upon the Merger, the Company assumed $132.5 million of Alignment shares liability which was remeasured as of December 31, 2021 to $127.5 million and included in the consolidated balance sheet. Gain on fair value remeasurement of Alignment shares liability of $5.0 million was recorded on the consolidated statements of operations for the year ended December 31, 2021.
Property, Plant and Equipment
The Company reports property, plant and equipment at cost, less accumulated depreciation. Costs include all costs incurred during the construction and development of the solar energy facilities, including land, development costs and site work. Repairs and maintenance are expensed as incurred. The Company begins depreciating the property, plant and equipment when the assets are placed in service. Depreciation expense is computed using the straight- line composite method over the estimated useful lives of assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the remaining term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred.
Business Combinations and Acquisitions of Assets
The Company applies the definition of a business in ASC 805, Business Combinations, to determine whether it is acquiring a business or a group of assets. When the Company acquires a business, the purchase price is allocated to (i) the acquired tangible assets and liabilities assumed, primarily consisting of solar energy facilities and land, (ii) the identified intangible assets and liabilities, primarily consisting of favorable and unfavorable rate power purchase agreements ("PPAs") and renewable energy credit ("REC") agreements, (iii) asset retirement obligations (iv) non-controlling interests, and (v) other working capital items based in each case on their estimated fair values. The excess of the purchase price, if any, over the estimated fair value of net assets acquired is recorded as goodwill. The fair value measurements of the assets acquired and liabilities assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. In addition, acquisition costs related to business combinations are expensed as incurred.
When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired and asset retirement obligations assumed were derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs required significant judgments and estimates at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired.
Intangible Assets, Intangible Liabilities and Amortization
Intangible assets and intangible liabilities include favorable and unfavorable rate PPAs, net metering credit agreements (“NMCAs”), and REC agreements as well as site lease issuance costs, and fees paid to third parties for acquiring customers. PPAs, NMCAs and REC agreements obtained through acquisitions are recorded at the estimated fair value as of the acquisition date and the difference between the contract price and current market price is recorded as an intangible asset or liability.
Amortization of intangible assets and liabilities is recorded within depreciation, amortization and accretion in the consolidated statements of operations. Third party costs necessary to enter into site lease agreements are amortized using the straight-line method ratably over 15-30 years based upon the term of the individual site leases. Third party costs necessary to acquire PPAs and NMCA customers are amortized using the straight-line method ratably over 15-25 years based upon the term of the customer contract. Estimated fair value allocated to the favorable and unfavorable rate PPAs and REC agreements are amortized using the straight-line method over the remaining non-cancelable terms of the respective agreements. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

otherwise used up. The amounts and useful lives assigned to intangible assets acquired and liabilities assumed impact the amount and timing of future amortization. See Note 6 - Intangible Assets and Intangible Liabilities.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. These events and changes in circumstances may include a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of such losses or a projection of future losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
When impairment indicators are present, recoverability is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the asset exceeds the fair market value as determined from an appraisal, discounted cash flows analysis, or other valuation technique. For the years ended December 31, 2021 and 2020, there were no events or changes to circumstances that may indicate the carrying value of long-lived asset would not be recoverable, therefore, there was no impairment loss recognized for the years ended December 31, 2021 and 2020.
Site Lease Agreements
Certain Solar Facility Subsidiaries have entered into site lease agreements with third parties. Pursuant to the terms of certain of these lease agreements, the subsidiaries agreed to pay the third parties a fee escalating annually per the terms of the agreements. U.S. GAAP requires that lease expense be recorded on a straight-line basis over the term of the lease. As of December 31, 2021 and 2020, $2.1 million and $1.2 million, respectively, have been recorded as other long-term liabilities on the consolidated balance sheets relating to the difference between actual lease payments and straight-line lease expense.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized to interest expense, net over the term of the related debt using the effective interest method for term loans or the straight-line method for revolving credit facilities. The unamortized balance of deferred financing costs is recorded in current portion of long- term debt and long-term debt, net of current (see Note 9) for term loans or in other current assets and other assets for revolving credit facilities and debt and equity transactions not yet completed, in the consolidated balance sheets.
Asset Retirement Obligations
Asset retirement obligations ("AROs") are retirement obligations associated with long-lived assets for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. The Company recognizes the fair value of a liability for an ARO in the period in which it is incurred and when a reasonable estimate of fair value can be made.
Upon initial recognition of a liability for an ARO, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company’s AROs are primarily related to the future dismantlement of equipment on leased property. The Company records AROs as part of other non-current liabilities on its balance sheet. See Note 16.
Revenue Recognition
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits (“SRECs”), and performance based incentives.
Revenue under power purchase agreements
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to terms of PPAs. PPAs that do not qualify as leases under ASC 840, Leases, or derivatives under ASC 815, Derivatives and Hedging are accounted for under ASC 606, Revenue from Contracts with Customers, or Topic 606. A portion of PPAs that

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

qualify as derivatives is not material. The Company’s PPAs typically have fixed or floating rates and are generally invoiced on a monthly basis and as of December 31, 2021 have a weighted-average remaining life of 15 years. The Company typically sells energy and related environmental attributes (e.g., RECs) separately to different customers and considers the delivery of power energy under PPAs to represent a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. There was no change in the Company’s revenue recognition policy for PPAs as a result of adopting Topic 606. For certain of the Company’s rooftop solar energy facilities revenue is recognized net of immaterial pass-through lease charges collected on behalf of building owners.
Revenue from net metering credit agreements
A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs which have a weighted-average remaining life of 18 years as of December 31, 2021. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. The Company’s customers apply net metering credits as a reduction to their utility bills. There was no change in the revenue recognition policy for net metering credits as a result of adopting Topic 606.
Solar Renewable Energy certificate revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including: New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs, and therefore, they do not receive an allocation of costs upon generation. Generally, individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The contracts related to SREC sales with a fixed price and quantity have maturity dates ranging from 2022 to 2031. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
Rental income

A portion of the Company’s energy revenue is derived from long-term PPAs accounted for as operating leases under ASC 840, Leases. Rental income under these lease agreements is recorded as revenue when the electricity is delivered to the customer.

Performance based incentives
Many state governments, utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a renewable energy facility. Up-front rebates provide funds based on the cost, size or expected production of a renewable energy facility. Performance-based incentives provide cash payments to a system owner based on the energy generated by their renewable energy facility during a pre-determined period, and they are paid over that time period. The Company recognizes revenue from state and utility incentives at the point in time in which they are earned.
Other revenue
Other revenue of $1.0 million for the year ended December 31, 2021, and $0.2 million for the year ended December 31, 2020, consists primarily of sales of power on wholesale electricity market which are recognized in revenue upon delivery.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Cost of Operations (Exclusive of Depreciation and Amortization)
Cost of operations primarily consists of operations and maintenance expense, site lease expense, insurance premiums, property taxes and other miscellaneous costs associated with the operations of solar energy facilities. Costs are charged to expense as incurred.
Stock-based Compensation
Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each restricted stock unit is determined based on the valuation of the Company’s stock on the date of grant. The fair value of each time-based employee stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. The Company recognizes compensation costs using the straight-line method for all time-based equity compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period. The Company accounts for forfeitures of awards in the period they occur. The Company does not have any performance-based equity compensation awards.
Use of the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including (1) the expected term of the option, (2) the expected volatility of the price of the Company’s common stock, (3) risk-free interest rates and (4) the expected dividend yield of our common stock. The assumptions used in the option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In evaluating if a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, refer to Note 18 for further details.
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The uncertain tax position to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability that would reduce net assets. The Company reviews and evaluates tax positions and determines whether or not there are uncertain tax positions that require financial statement recognition. Generally, tax authorities can examine all tax returns filed for the last three years.
Management believes that the Company has adequately addressed all relevant tax positions and that there are no unrecorded tax liabilities. As a result, no income tax liability or expense related to uncertain tax positions have been recorded in the accompanying consolidated financial statements.
The Company’s income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid.
Basic and Diluted Net Income Per Share
Basic net income per share attributable to common stockholder is calculated by dividing the net income attributable to the common stockholder by the weighted- average number of shares of common stock outstanding for the period.
The diluted net income per share attributable to common stockholder is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. During periods in which the Company incurs a net loss attributable to common stockholder, stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common stockholder as the effect is antidilutive. See Note 15 – Earnings per Share.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Noncontrolling Interests and Redeemable Noncontrolling Interests in Solar Facility Subsidiaries
Noncontrolling interests and redeemable noncontrolling interests represent third parties’ tax equity interests in the net assets of certain consolidated Solar Facility Subsidiaries, which were created to finance the costs of solar energy facilities under long-term operating agreements. The tax equity interests are generally entitled to receive substantially all the accelerated depreciation tax deductions and investment tax credits arising from Solar Facility Subsidiaries pursuant to their contractual shareholder agreements, together with a portion of these ventures’ distributable cash. The tax equity interests’ claim to tax attributes and distributable cash from Solar Facility Subsidiaries decreases to a small residual interest after a predefined ‘flip point’ occurs, typically the expiration of a time period or upon the tax equity investor’s achievement of a target yield. Because the tax equity interests’ participation in tax attributes and distributable cash from each Solar Facility Subsidiary is not consistent over time with their initial capital contributions or percentage interest, the Company has determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements. In order to reflect the substantive profit-sharing arrangements, the Company has determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third parties’ noncontrolling interest in the results of operations of these subsidiaries is determined as the difference in the noncontrolling interests’ and redeemable noncontrolling interests’ claims under the HLBV method at the start and end of each reporting period, after considering any capital transactions, such as contributions or distributions, between the subsidiaries and third parties. The application of HLBV generally results in the attribution of pre-tax losses to tax equity interests in connection with their receipt of accelerated tax benefits from the Solar Facility Subsidiaries, as the third-party investors’ receipt of these benefits typically reduces their claim on the partnerships’ net assets.
Attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests under the HLBV method requires the use of significant assumptions and estimates to calculate the amounts that third parties would receive upon a hypothetical liquidation. Changes in these assumptions and estimates can have a significant impact on the amount that third parties would receive upon a hypothetical liquidation. The use of the HLBV methodology to allocate income to the noncontrolling and redeemable noncontrolling interest holders may create volatility in the Company’s consolidated statements of operations as the application of HLBV can drive changes in net income available and loss attributable to noncontrolling interests and redeemable noncontrolling interests from quarter to quarter.
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 12 - Redeemable Noncontrolling Interest.
Accounting Pronouncements
As a public company, the Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. The Company expects to elect to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below.
Recent Accounting Pronouncements Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes some disclosure requirements, modifies others, and adds some new disclosure requirements. The guidance was effective January 1, 2020, with early adoption permitted. The Company adopted ASU No. 2018-13 as of January 1, 2020, which resulted in additional disclosures related to the financial assets classified as Level 3. See Fair Value Measurements in Note 2 for additional details.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

reporting periods beginning after December 15, 2021. The Company expects to adopt this guidance in the financial statements for the year-ended December 31, 2022. The Company is continuing the analysis of the contractual arrangements that may qualify as leases under the new standard and expects the most significant impact will be the recognition of the right-of-use assets and lease liabilities on the consolidated balance sheets.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04. The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether this guidance will have a significant impact on its consolidated financial statements.

3.Reverse Recapitalization
On December 9, 2021, CBAH and Legacy Altus consummated the previously announced merger pursuant to the Business Combination Agreement. In accordance with the terms and subject to the conditions set forth in the Business Combination Agreement, (i) immediately prior to the consummation of the merger with First Merger Sub, each outstanding share of Legacy Altus preferred stock that was outstanding was redeemed in full for cash (refer to Note 11), and (ii) each outstanding share of Legacy Altus common stock, including shares that were subject to vesting conditions (the "Altus Restricted Shares") that was outstanding as of immediately prior to the merger with First Merger Sub was cancelled and automatically converted into the right to receive 87,464 shares of the Company's Class A common stock. Class A common stock issued in respect of Altus Restricted Shares are subject to the same vesting restrictions as in effect immediately prior to the merger with First Merger Sub (refer to Note 17).
Upon the closing of the Merger, the Company's certificate of incorporation was amended and restated to, among other things, authorize the issuance of 990,000,000 shares of common stock, $0.0001 par value per share, including 988,591,250 shares of Class A common stock and 1,408,750 shares of Class B common stock, as well as 10,000,000 shares of preferred stock, $0.0001 par value per share.
Contemporaneously with the execution of the Business Combination Agreement, certain accredited investors, who we refer to as the “PIPE Investors,” including the Sponsor and certain of our directors and officers, entered into subscription agreements, which we refer to as the “PIPE Subscription Agreements,” pursuant to which the PIPE Investors purchased 42,500,000 shares of Class A common stock, which we refer to as the “PIPE Shares,” at a purchase price per share of $10.00 and an aggregate purchase price of $425.0 million, which we refer to as the “PIPE Investment.” Pursuant to its PIPE Subscription Agreement, the Sponsor purchased shares of Class A common stock in an aggregate amount of $220.0 million.
The following table reconciles the elements of the Merger to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2021 (amounts in thousands):

Recapitalization
Cash - CBAH's trust and cash (net of redemptions)	$212,458
Cash - PIPE	425,000
Non-cash net liabilities assumed from CBAH	(186)
CBAH's deferred tax assets as of the Merger	159
Less: Fair value of assumed redeemable warrants	47,601
Less: Fair value of assumed Alignment shares	132,487
Less: transaction costs and advisory fees	55,620
Net the Merger	$401,723
Less: non-cash net liabilities assumed from CBAH	(186)
Less: CBAH's deferred tax assets as of the Merger	159
Add: non-cash fair value of assumed redeemable warrants	47,601
Add: non-cash fair value of assumed Alignment shares	132,487
Add: accrued transaction costs and advisor fees	178
Net contributions from the Merger and PIPE financing	$582,016

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The number of shares of Class A common stock issued immediately following the consummation of the Merger was as follows:

Shares
Common stock, outstanding prior to the Merger	40,250,000
Less: redemption of CBAH's shares	(19,101,146)
Common stock of CBAH	21,148,854
Shares issued in PIPE financing	42,500,000
The Merger and PIPE Financing shares - Class A common stock	63,648,854
Legacy Altus shares - Class A common stock (1)	89,999,976
Total shares of common stock immediately after the Merger and PIPE financing	153,648,830
(1) The number of Legacy Altus shares was determined from the 1,029 shares of Legacy Altus common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio of 87,464. All fractional shares were rounded down.

4.Revenue and Accounts Receivable
Disaggregation of Revenue
The following table presents the detail of revenues as recorded in the consolidated statements of operations:

	For the Year Ended December 31,
	2021	2020
Revenue under power purchase agreements	$15,731	$11,639
Revenue from net metering credit agreements	23,029	12,171
Solar renewable energy certificate revenue	28,271	18,870
Rental income	2,114	259
Performance based incentives	1,680	2,093
Other revenue	975	246
Total	71,800	45,278

Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the consolidated balance sheets:

	As of December 31,
	2021	2020	2019
Power purchase agreements	$1,678	$1,388	$574
Net metering credit agreements	3,322	3,016	748
Solar renewable energy certificates	3,789	1,108	342
Rental income	350	37	5
Performance based incentives	4	135	70
Other	75	68	291
Total	9,218	5,752	2,030
Payment is typically received within 30 days for invoiced revenue as part of PPAs and NMCAs. Receipt of payment relative to invoice date varies by customer for RECs. The Company does not have any other significant contract asset or liability balances related to revenues.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

5.Property, Plant and Equipment
As of December 31, 2021 and 2020, property, plant and equipment consisted of the following:

	Estimated Useful Lives (in Years)	As of December 31,
		2021	2020
Land	—	$6,985	$4,874
Solar energy facilities	25 - 32	757,714	489,580
Battery energy storage system	20	3,873	—
Site work	15	5,801	5,801
Leasehold improvements	15 - 30	5,637	5,444
Construction in progress	—	21,195	48,877
Property, plant and equipment		801,205	554,576
Less: Accumulated depreciation		(55,494)	(35,182)
Property, plant and equipment, net		$745,711	$519,394
For the years ended December 31, 2021 and 2020, depreciation expense was $21.5 million and $11.9 million, respectively, and is recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.
Disposal of Johnston
On November 19, 2021, the Company sold 100% of its membership interests in JO RI Solar, LLC, a subsidiary of the Company which owns and operates a solar energy facility located in Rhode Island with a nameplate capacity of 4.1 MW, for cash consideration of $19.9 million (the "Johnston Disposal"). As of that date, the carrying amount of the net assets and liabilities of JO RI Solar, LLC, which primarily consisted of the solar energy facility, was $7.1 million. The Company recognized a gain on disposal of property, plant and equipment of $12.8 million as a result of the transaction.

6.Intangible Assets and Intangible Liabilities
As of December 31, 2021 and 2020, intangible assets consisted of the following:

	Weighted Average Amortization Period (in Years)	As of December 31,
		2021	2020
Cost:
Customer acquisition costs	16 years	$6,008	$5,928
Site lease acquisition	17 years	1,657	1,013
Favorable rate revenue contracts	13 years	11,222	6,272
Favorable operation and maintenance contracts	4 years	135
Other	5 years	35	—
Total intangible assets		19,057	13,213
Accumulated amortization:
Customer acquisition costs		(1,015)	(671)
Site lease acquisition		(209)	(142)
Favorable rate revenue contracts		(1,120)	(642)
Favorable operation and maintenance contracts		(11)	—
Total accumulated amortization		(2,355)	(1,455)
Total intangible assets, net		$16,702	$11,758

As of December 31, 2021 and 2020, intangible liabilities consisted of the following:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Weighted Average Amortization Period (in Years)	As of December 31,
		2021	2020
Cost:
Unfavorable rate revenue contracts	5 years	$16,988	$6,183
Accumulated amortization:
Unfavorable rate revenue contracts		(3,230)	(1,536)
Total intangible liabilities, net		$13,758	$4,647

For the years ended December 31, 2021 and 2020, amortization expense was $0.9 million and $0.7 million, respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.
For the years ended December 31, 2021 and 2020, amortization benefit was $1.7 million and $0.8 million, respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.
Over the next five years, the Company expects to recognize annual amortization on its intangibles as follows:

(In thousands)	2022	2023	2024	2025	2026
Customer acquisition costs	$369	$369	$369	$353	$353
Site lease acquisition	97	97	97	97	97
Favorable rate revenue contracts	878	878	763	705	705
Favorable operation and maintenance contracts	33	33	8	8	8
Unfavorable rate revenue contracts	(3,528)	(2,307)	(897)	(843)	(738)
Total net amortization (benefit) / expense	$(2,151)	$(930)	$340	$320	$425

7.Acquisitions
2021 Acquisitions
Acquisition of Gridley
On January 14, 2021, the Company acquired a portfolio of two solar energy facilities (the “Gridley Acquisition”) located in California with a combined nameplate capacity of 4.3 MW from a third party for a total purchase price of $5.0 million, including $0.1 million of transaction related costs. This transaction was accounted for as an acquisition of assets, whereby the Company acquired $5.3 million of property, plant and equipment and assumed $0.3 million of other liabilities.
Acquisition of Stellar CNI
On July 29, 2021, the Company acquired a portfolio of three solar energy facilities located in Connecticut, Iowa and New York (the “Stellar CNI Acquisition”) with a combined nameplate capacity of 4.4 MW from a third party for a total purchase price of $5.8 million, including $0.2 million of transaction related costs. As of December 31, 2021, $0.4 million of total consideration remained payable to the seller and was included in purchase price payables on the consolidated balance sheet. This transaction was accounted for as an acquisition of assets, whereby the Company acquired $5.9 million of property, plant and equipment and assumed $0.1 million of asset retirement obligations.
Acquisition of TrueGreen
On August 25, 2021, APA Finance, LLC, a wholly-owned subsidiary of the Company, acquired a 79 MW portfolio of twenty eight solar energy facilities operating across seven U.S. states. The portfolio was acquired from private equity funds managed by True Green Capital Management, LLC for total consideration of $197.4 million (“TrueGreen Acquisition”). The TrueGreen Acquisition was made pursuant to a purchase and sale agreement (the “PSA”) dated August 25, 2021, entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the PSA, the Company acquired 100% ownership interest in a holding entity that owns solar energy facilities. The Company accounted for the TrueGreen Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the assets acquired and liabilities assumed on August 25, 2021, were recognized generally based on their estimated fair values. All fair value measurements of assets acquired and liabilities assumed, including the non-controlling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The accounting for the TrueGreen Acquisition was finalized as of December 31, 2021. Subsequent to the acquisition date, the Company made certain measurement period adjustments to provisional amounts recognized, which resulted in a decrease to the goodwill of $1.4 million. The decrease was primarily due to an increase in Property, plant and equipment and Intangible assets by $0.3 million and $0.5 million, respectively, due to the clarification of information utilized to determine fair value during the measurement period. Additionally, the Company recorded a measurement period adjustment of $0.5 million to reduce the fair value of consideration transferred as a result of reconciling working capital adjustment and escrow accounts with the seller. The final amounts recognized for the assets, liabilities and non-controlling interests pertaining to this business combination was as follows (in thousands):

	Provisional accounting as of August 25, 2021	Measurement period adjustments	Final amounts as of August 25, 2021
Assets
Accounts receivable	$3,420	$32	$3,452
Other assets	510	—	510
Property, plant and equipment	201,150	310	201,460
Intangible assets	5,225	510	5,735
Total assets acquired	210,305	852	211,157

Liabilities
Accounts payable	23	(23)	—
Long-term debt	1,795	—	1,795
Intangible liabilities	10,115	(10)	10,105
Asset retirement obligation	1,998	—	1,998
Other liabilities	935	55	990
Total liabilities assumed	14,866	22	14,888
Non-controlling interests(1)	4,315	—	4,315
Goodwill	1,965	(1,365)	600
Total fair value of consideration transferred, net of cash acquired	$193,089	$(535)	$192,554

The fair value of consideration transferred, net of cash acquired, as of August 25, 2021, is determined as follows:

Cash consideration to the seller on closing	$136,689	$—	$136,689
Cash consideration paid to settle debt and interest rate swaps on behalf of the seller	51,523	—	51,523
Cash in escrow accounts	2,738	(112)	2,626
Purchase price payable(2)	6,486	(423)	6,063
Total fair value of consideration transferred	197,436	(535)	196,901
Cash acquired	229	—	229
Restricted cash acquired	4,118	—	4,118
Total fair value of consideration transferred, net of cash acquired	$193,089	$(535)	$192,554

(1) The fair value of the non-controlling interests was determined using an income approach representing the best indicator of fair value and was supported by a discounted cash flow technique.
(2) The Company paid the total purchase price payable after the acquisition date but prior to December 31, 2021.

The Company incurred approximately $0.9 million in acquisition costs related to the TrueGreen Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statements of operations for the year ended December 31, 2021.

The impact of the TrueGreen Acquisition on the Company’s revenue and net income in the consolidated statements of operations was an increase of $8.4 million and increase of $5.1 million for the year ended December 31, 2021, respectively.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power and SRECs generated by acquired solar generating facilities as well as to O&M contracts and leases. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$4,500	20 years
Favorable rate revenue contracts – SREC	450	7 years
Favorable O&M contracts	135	4 years
Site lease acquisition	650	13 years
Unfavorable rate revenue contracts – PPA	(6,635)	12 years
Unfavorable rate revenue contracts – SREC	(3,470)	2 years
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the TrueGreen Acquisition as if it had occurred on January 1, 2020. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the TrueGreen Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	For the year ended December 31, 2021 (unaudited)	For the year ended December 31, 2020 (unaudited)
Operating revenues	$88,431	$68,702
Net income	20,020	3,174
Acquisition of Beaver Run
On October 22, 2021, APA Finance, LLC, a wholly-owned subsidiary of the Company, acquired a solar energy facility located in New Jersey (the “Beaver Run Acquisition”) with a nameplate capacity of 9.9 MW from a third party for a total purchase price of $13.5 million. This transaction was accounted for as an acquisition of assets, whereby the Company acquired $13.5 million of property, plant and equipment, $0.4 million of other assets, and assumed $0.4 million of asset retirement obligations.
Acquisition of Stellar HI
On October 28, 2021, the Company acquired a 3.1 MW portfolio of seventeen solar projects and a 2.1 MW battery energy storage system located in Hawaii (the "Stellar HI Acquisition") from a third party for a total purchase price of $6.4 million. The Company accounted for the Stellar HI Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, which equaled the consideration paid. Of the total purchase price, $10.6 million was allocated to property, plant and equipment, $0.2 million to cash, $0.3 million to restricted cash, $0.2 million to accounts receivable, $4.1 million to financing lease obligations, $0.7 million to intangible liabilities, and $0.1 million to asset retirement obligations. The purchase accounting for the Stellar HI Acquisition was finalized as of December 31, 2021.
The Company incurred approximately $0.1 million in acquisition costs related to the Stellar HI Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statements of operations for the year ended December 31, 2021.
The Company attributed the intangible liability values to unfavorable rate revenue contracts to sell power generated by acquired solar generating facilities. As of the acquisition date, estimated fair values and the weighted average amortization period of the assumed intangible liabilities were $0.7 million and 11 years, respectively.
The impact of the Stellar HI Acquisition on the Company’s revenue and net income in the consolidated statements of operations was an increase of $0.2 million and zero for the year ended December 31, 2021, respectively.
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the Stellar HI Acquisition as if it had occurred on January 1, 2020. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the Stellar HI Acquisition occurred on the

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	For the year ended December 31, 2021 (unaudited)	For the year ended December 31, 2020 (unaudited)
Operating revenues	$73,088	$46,268
Net income (loss)	13,199	(1,704)
Acquisition of Landmark
On December 31, 2021, the Company acquired a solar energy facility located in Illinois (the "Landmark Acquisition") with a nameplate capacity of 2.6 MW from a third party for a total purchase price of $3.6 million. The transaction was accounted for as an acquisition of a variable interest entity that did not meet the definition of a business, therefore the assets acquired and liabilities assumed were recorded at their fair values, which equaled the consideration paid. Of the total purchase price, $3.6 million was allocated to property, plant and equipment, $0.2 million to other assets, $0.1 million to asset retirement obligations, and $0.3 million to redeemable non-controlling interest.

2020 Acquisitions
Acquisition of FUSE
On February 28, 2020, the Company acquired a portfolio of three solar energy facilities (the “FUSE Acquisition”) located in New Jersey with a combined nameplate capacity of 1.9 MW from a third party for a total purchase price of $2.4 million in cash. The facilities are contracted under long-term PPAs with a local utility. This transaction was accounted for as an acquisition of assets, whereby the Company acquired $2.9 million of property, plant and equipment, $0.1 million of cash and $0.3 million of restricted cash. The Company also assumed long-term debt of $0.9 million.
Acquisition of SunPeak
On August 12, 2020, the Company acquired a portfolio of twenty two solar energy facilities located in California and one located in Massachusetts (the “SunPeak Acquisition”) with a combined nameplate capacity of 21.9 MW from a third party for a total purchase price of $10.9 million, including $0.4 million of transaction related costs. This transaction was accounted for as an acquisition of assets.
The following table presents the allocation of the purchase price to the assets acquired based on their relative fair values as well as fair value of liabilities assumed and noncontrolling interest on August 12, 2020 (in thousands):

Accounts receivable	$384
Other current assets	71
Property, plant and equipment	24,983
Intangible assets	716
Accounts payable	(141)
Other current liabilities	(918)
Long-term debt	(15,051)
Asset retirement obligation	(400)
Noncontrolling interest	(925)
Total cash and transaction costs paid net of cash acquired(1)	$8,719

(1)The Company acquired cash of $0.4 million and restricted cash of $1.8 million as of the acquisition date.
Acquisition of Beltline
On August 14, 2020, BT GA Solar, a wholly-owned subsidiary of the Company, acquired a portfolio of twenty one solar energy facilities located in Georgia (the “Beltline Acquisition”) with a combined nameplate capacity of 4.0 MW from a third party for a total purchase price of $6.1 million. This transaction was accounted for as an acquisition of assets, whereby the Company acquired $6.0 million of property, plant and equipment and $0.1 million of other assets.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Acquisition of Charlotte Solar
On October 30, 2020, the Company acquired 100% of the outstanding shares of common stock of a Nevada corporation, which owns 100% of the membership interest in a solar energy facility located in Vermont with a nameplate capacity of 2.4 MW (the “Charlotte Acquisition”). The total cash consideration amounted to $8.0 million, including $0.1 million of transaction related costs. This transaction was accounted for as an acquisition of assets.
The following table presents the allocation of the purchase price to the assets acquired based on their relative fair values and fair values of liabilities assumed on October 30, 2020 (in thousands):

Accounts receivable	$50
Property, plant and equipment	6,293
Intangible assets	911
Accounts payable	(12)
Deferred tax liabilities	(805)
Asset retirement obligation	(98)
Total cash and transaction costs paid net of cash acquired	$6,339
Solar Acquisition
On December 22, 2020, APA Finance, LLC, a wholly-owned subsidiary of the Company, acquired a portfolio of sixteen solar energy facilities with a combined nameplate capacity of 61.5 MW located in various states of the U.S. (“Solar Acquisition”) from a third party seller. The Solar Acquisition was made pursuant to a membership interest purchase agreement (the “Purchase Agreement”) dated December 22, 2020, entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the Purchase Agreement, the Company acquired 100% ownership interest in seven managing members of partnerships that own solar energy facilities. The Company accounted for the Solar Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on December 22, 2020 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.
The purchase accounting for the Solar Acquisition was finalized as of December 22, 2021. The final allocation of the acquisition-date fair values of assets, liabilities and non-controlling interests pertaining to this business combination as of December 22, 2020, was as follows (in thousands):

Assets
Accounts receivable	$2,000
Other assets	672
Property, plant and equipment	128,050
Intangible assets	960
Total assets acquired	131,682

Liabilities
Accounts payable	747
Intangible liabilities	1,020
Asset retirement obligation	2,571
Other liabilities	441
Total liabilities assumed	4,779
Noncontrolling interests(1)	8,475
Total fair value of consideration transferred, net of cash acquired	$118,428

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The fair value of consideration transferred, net of cash acquired, as of December 22, 2020, is determined as follows:

Cash consideration paid to the seller	$29,849
Cash consideration paid to settle debt	84,883
Cash consideration payable to the seller(2)	7,176
Contingent consideration	5,100
Total fair value of consideration transferred	127,008
Cash acquired	4,868
Restricted cash acquired	3,712
Total fair value of consideration transferred, net of cash acquired	$118,428

(1)The fair value of the non-controlling interests was determined using an income approach representing the best indicator of fair value and was supported by a discounted cash flow technique.
(2)The Company paid $4.5 million of the purchase price payable after the acquisition date but prior to December 31, 2020. The remaining purchase price payable of $2.6 million was paid during the year ended December 31, 2021.

The contingent consideration is related to the estimated earnout cash payments of a maximum of $10.5 million dependent on actual market power rates during the 36-month period since the acquisition date and actual power generation of acquired solar generating facilities during the 18–36-month period since the acquisition date. The Company determined the estimated fair value of the contingent consideration at the acquisition date using a Monte Carlo simulation model. The inputs include the estimated power generation volumes and power rates, and a risk-adjusted discount rate. The inputs are significant inputs not observable in the market, which are referred to as Level 3 inputs, refer to Note 2. The estimated fair value of contingent consideration of $2.3 million and $5.1 million was recorded as of December 31, 2021 and December 31, 2020, respectively, within other long-term liabilities on the consolidated balance sheets.
Additionally, the Company incurred approximately $0.5 million in acquisition-related costs related to the Solar Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statements of operations for the year ended December 31, 2020.
The amounts of the acquired projects’ revenues, operating income, net income (loss) and net income (loss) attributable to the Common equity stockholder included in the consolidated statements of operations for the period from December 23, 2020 through December 31, 2020 were not material.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power and SRECs generated by acquired solar generating facilities. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – NMC	$960	5 years
Unfavorable rate revenue contracts – NMC	(270)	23 years
Unfavorable rate revenue contracts – SREC	(750)	3 years
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the acquisition of the Solar Acquisition as if it had occurred on January 1, 2019. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the Solar Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	For the year ended December 31,
	2020	2019
Operating revenues	$55,528	$43,269
Net loss	(2,840)	(8,713)

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

8.Variable Interest Entity
The Company consolidates all VIEs in which it holds a variable interest and is deemed to be the primary beneficiary of the variable interest entity. Generally, a VIE is an entity with at least one of the following conditions: (a) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (b) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both 1) the power to direct the activities that most significantly impact the entity’s economic performance and 2) the obligations to absorb losses or receive benefits that could potentially be significant to the VIE.
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest and, therefore, has consolidated the VIEs as of December 31, 2021 and 2020. No VIEs were deconsolidated during the years ended December 31, 2021 and 2020.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the years ended December 31, 2021 and 2020 as determined in the respective operating agreement.
The carrying amounts and classification of the consolidated VIE assets and liabilities included in consolidated balance sheets are as follows:

	As of December 31,
	2021	2020
Current assets	$13,131	$14,082
Non-current assets	372,761	351,327
Total assets	$385,892	$365,409
Current liabilities	$3,652	$1,994
Non-current liabilities	40,978	4,761
Total liabilities	$44,630	$6,755
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the years ended December 31, 2021 and 2020 for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During the years ended December 31, 2021 and December 31, 2020, the Company consolidated twenty-five and sixteen VIEs, respectively of which one entity, Zildjian Solar V, LLC was deemed to be significant for the twelve months ended December 31, 2020. Zildjian Solar V, LLC represented 12.9% of the total assets as of December 31, 2020. No VIEs were deemed significant as of December 31, 2021.
Zildjian Solar V, LLC is a tax equity partnership whose purpose is to own and operate fifteen solar energy facilities in Hawaii, New Jersey, Massachusetts and Vermont. The Company was determined to be the primary beneficiary of Zildjian Solar V, LLC because, as the manager, it has the power to direct the day-to-day operating activities of this entity. In addition, as holder of 100% of the management membership interests, the Company is exposed to economics that could potentially be significant to the entity. As such, the Company consolidated Zildjian Solar V, LLC under the VIE model as of December 31, 2021 and 2020.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

9.Debt and Derivatives

	As of December 31,		Interest Type	Weighted average interest rate
	2021	2020
Long-term debt
Rated term loan	$499,750	$362,685	Fixed	3.51%
Construction loans	5,593	25,484	Floating	2.34%
Term loans	12,818	7,218	Floating	2.34%
Financing lease obligations	37,601	—	Imputed	3.64%
Total principal due for long-term debt	555,762	395,387
Unamortized discounts and premiums	(176)	(292)
Unamortized deferred financing costs	(9,606)	(5,952)
Less: Current portion of long-term debt	21,143	35,209
Long-term debt, less current portion	$524,837	$353,934
Rated Term Loan
As part of the Blackstone Credit Facility, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $251 million term loan facility with Blackstone Insurance Solutions ("BIS") through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the "Rated Term Loan").
On August 25, 2021, APAF entered into an Amended and Restated Credit Agreement with BIS to refinance the Rated Term Loan (hereby referred to as the “Amended Rated Term Loan”). The Amended Rated Term Loan added an additional $135.6 million to the facility (all of which was drawn as of December 31, 2021), bringing the aggregate facility to $503.0 million. The Amended Rated Term Loan has a weighted average 3.51% annual fixed rate, reduced from the previous weighted average rate of 3.70%, and matures on February 29, 2056 (“Final Maturity Date”). Of the total proceeds of the refinancing, $126.4 million was used to fund the TrueGreen Acquisition, $8.8 million was used to fund the Beaver Run Acquisition, and $2.7 million was used to fund the Stellar HI Acquisition.
The Amended Rated Term Loan amortizes at an initial rate of 2.5% of outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date. The Amended Rated Term Loan is secured by the membership interests in the Company's subsidiaries.
The Company incurred $5.2 million of issuance costs related to the refinancing, which have been deferred and recorded as a reduction to the Amended Rated Term Loan balance and are amortized as interest expense on a ten-year schedule until the Amended Rated Term Loan’s Anticipated Repayment Date. Additionally, in conjunction with the refinancing, the Company expensed $1.2 million of financing costs incurred related to the modified portion of the Amended Rated Term Loan and recorded these costs in Other expenses, net in the consolidated statements of operations.
In conjunction with the refinancing, a portion of the Amended Rated Term Loan was extinguished. As a result, the Company expensed unamortized deferred financing costs of $1.8 million and $1.4 million premium paid on early redemption as loss on extinguishment of debt in the consolidated statements of operations.
As of December 31, 2021, the outstanding principal balance of the Amended Rated Term Loan was $500.0 million, less unamortized debt discount and loan issuance costs totaling $8.4 million. As of December 31, 2020, the outstanding principal balance of the Rated Term Loan was $362.7 million, less unamortized debt discount and loan issuance costs totaling $5.9 million.
As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements. for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company expects to deliver the audited financial statements before the extended reporting deliverable due date. As of December 31, 2020, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on August 19, 2021, before the extended reporting deliverable due date.
Construction Facilities
Seminole Funding Resources, LLC
In the past various Company’s subsidiaries entered into loan agreements with Seminole Funding Resources, LLC to fund construction of certain solar energy facilities in Minnesota (“FastSun Loans”). The FastSun Loans had a 6-month term, are non-

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

amortizing, and accrue interest at a rate of 6.50%. During the year ended December 31, 2021, the Company repaid the total outstanding of the loan in the amount of $4.9 million.
Interest accrued under the FastSun loans prior to placed-in-service was capitalized as part of the cost of solar energy facilities and depreciated over the useful life thereafter. For the years ended December 31, 2021 and December 31, 2020 the Company incurred interest costs under the agreements totaling $0.1 million and $0.7 million, respectively, which were capitalized as part of property, plant and equipment.
Construction Loan to Term Loan Facility and Letters of Credit facilities
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction Loan to Term Loan Facility”). The Construction Loan to Term Loan Facility includes a construction loan commitment of $187.5 million and a letter of credit commitment of $12.5 million, which can be drawn until January 10, 2023.
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to .50% per year of the daily unused amount of the commitment. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of December 31, 2020, the outstanding principal balances of the construction loan and term loan were $20.6 million and $6.2 million, respectively. As of December 31, 2021 and 2020, the Company had an unused borrowing capacity of $169.7 million and $160.7 million, respectively. For the year ended December 31, 2021 and 2020, the Company incurred interest costs associated with outstanding construction loans totaling $0.3 million and zero, respectively, which were capitalized as part of property, plant and equipment. Also, on October 23, 2020, the Company entered into an additional letters of credit facility with Fifth Third Bank for the total capacity of $10.0 million. Outstanding amounts under the Construction to Term Loan Facility are secured by a first priority security interest in all of the property owned by APACF and each of its project companies, including all of the solar energy facility assets under construction a first priority security interest in all of the property owned by APACF and each of its project companies, including all of the solar energy facility assets under construction. The Construction Loan to Term Loan includes various financial and other covenants for APACF and the Company, as guarantor. As of December 31, 2021, the Company was in compliance with all covenants. As of December 31, 2020, the Company was in compliance with all covenants, except the delivery of the audited financial statements of the Company, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on August 11, 2021, before the extended reporting deliverable due date.
As of December 31, 2021, the total letters of credit outstanding with Fifth Third Bank and Deutsche Bank were $10.0 million and $0.6 million, respectively, with an unused capacity of zero and $11.9 million, respectively. As of December 31, 2020, the total letters of credit outstanding with Fifth Third Bank and Deutsche Bank were $7.2 million and $0.3 million, respectively, with an unused capacity of $2.8 million and $12.2 million, respectively. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company’s borrowing facility capacity.
Financing Lease Obligations
Zildjian XI
During the year ended December 31, 2021, the Company, through its subsidiary Zildjian XI, sold eight solar energy facilities located in Massachusetts and Minnesota with the total nameplate capacity of 16.1 MW to a third party (“ZXI Lessor”) for a total sales price of $44.0 million. In connection with these transactions, the Company and ZXI Lessor entered into master lease agreement under which the Company agreed to lease back solar energy facilities for an initial term of ten years. The proceeds received from the sale-leaseback transactions net of transaction costs of $1.2 million and prepaid rent of $12.2 million amounted to $30.6 million.
The master lease agreement provides for a residual value guarantee as well as a lessee purchase option, both of which are forms of continuing involvement and prohibit the use of sale leaseback accounting under ASC 840. As a result, the Company accounts for the transaction using the financing method by recognizing the sale proceeds as a financing obligation and the assets subject to the sale-leaseback remain on the balance sheet of the Company and are being depreciated. The aggregate proceeds have been recorded as a long-term debt within the consolidated balance sheets.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

TrueGreen Acquisition
As part of the TrueGreen Acquisition on August 25, 2021 (refer to Note 7) the Company assumed financing lease liability of $1.8 million associated with the sale-leaseback of a solar energy facility located in Connecticut with the total nameplate capacity of 1.2 MW. In accordance with the sale-leaseback arrangement the solar energy facility was sold and immediately leased back from a third-party lessor (“TGC Lessor”). The master lease agreement provides the lessee with a purchase option, which represents a form of continuing involvement and prohibits the use of sale leaseback accounting under ASC 840.
Presentation and minimum lease payments
As of December 31, 2021, the Company has recorded a financing obligation of $36.5 million, net of $1.1 million of deferred transaction costs, in the consolidated balance sheet. Payments of $0.5 million were made under the financing obligation for the year ended December 31, 2021. Interest expense, inclusive of the amortization of deferred transaction costs for the year ended December 31, 2021, was $0.4 million.

The table below shows the minimum lease payments under the financing lease obligations for the years ended:

2022	$2,245
2023	2,336
2024	2,340
2025	2,353
2026	2,336
Thereafter	14,993
Total	$26,603

The difference between the outstanding financing lease obligation of $37.6 million and $26.6 million of minimum lease payments, including the residual value guarantee, is due to $13.2 million of investment tax credits claimed by the Lessor, less $2.6 million of the implied interest on financing lease obligation included in minimum lease payments. The remaining difference of $0.4 million is due to the difference between the minimum lease payments and the fair value of the finance lease obligations acquired in the Stellar HI Acquisition.
Principal Maturities of Long-Term Debt
As of December 31, 2021, the principal maturities of the Company’s long-term debt, excluding financing lease obligations, were as follows:

2022	$18,898
2023	13,290
2024	13,136
2025	13,111
2026	13,126
Thereafter	446,600
Total principal payments	$518,161
Derivatives
The Company’s derivative instrument consists of an interest rate swap that is not designated as a cash flow hedge or a fair value hedge under accounting guidance. The Company uses the interest rate swap to manage its net exposure to interest rate changes. Changes in fair value are recorded in interest expense, net in the consolidated statements of operations. As of December 31, 2021 and 2020, the derivative instrument was not significant.

10.Equity
As of December 31, 2021, the Company had authorized and issued 988,591,250 and 153,648,830 of Class A common stock, respectively. As of December 31, 2020, authorized and outstanding common stock of 10,000 and 1,029 shares, respectively, was retroactively restated as shares reflecting the Exchange Ratio established in the Business Combination Agreement. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2021 and 2020, no common stock dividends have been declared.

11.Redeemable Preferred Stock
GSO Preferred Stock
As discussed in Note 3, immediately prior to the consummation of the Merger, the Company redeemed outstanding Series A preferred stock issued by Legacy Altus in full for cash. As Series A preferred stock does not represent the capital of the legal parent (the accounting acquiree) the Company retroactively restated redeemable preferred stock with the corresponding adjustment to additional paid-in capital on the consolidated balance sheets.
The changes in the components of Series A preferred stock are presented in the table below:

	Units	Amount
As of December 31, 2019	176,500	$167,441
Issuance of Series A preferred stock	31,500	31,500
Accretion of Series A preferred stock	—	2,166
Accrued dividends and commitment fees on Series A preferred stock	—	15,590
Payment of dividends and commitment fees on Series A preferred stock	—	(12,950)
As of December 31, 2020	208,000	$203,747
Issuance of Series A preferred stock	82,000	82,000
Accretion of Series A preferred stock	—	8,417
Accrued dividends and commitment fees on Series A preferred stock	—	18,043
Payment of dividends and commitment fees on Series A preferred stock	—	(22,207)
Redemption of Series A preferred stock	(290,000)	(290,000)
As of December 31, 2021	—	$—
Redemption Rights and Dividend Provisions
Series A preferred stock carried a fixed rate dividend of 8% which was required to be paid by the Company in bi-annual installments, whether or not declared, and thus accrued in the consolidated financial statements. Series A preferred stock could be redeemed at the option of the Company at any time. GSO Capital Partners ("GSO") has an optional redemption on or after the fifth anniversary of the Closing Date or upon a change of control, event of default or an acceleration of debt under the credit agreement of the Rated Term Loan. The redemption price shall be equal to the outstanding capital balance plus any accrued dividend. Series A preferred stock is not convertible. The Company accreted the carrying value of the Series A preferred stock to the redemption value and records accretion as the increase of accumulated deficit.
During the year ended December 31, 2021 and 2020, the Company recorded total Series A preferred stock dividends of $17.8 million and $15.0 million, respectively. During the year ended December 31, 2021, $21.8 million was paid, of which $17.8 million related to the dividends accrued during the year ended December 31, 2021, and $4.0 million related to the dividends accrued as of December 31, 2020. As of December 31, 2021 and 2020, zero and $4.0 million, respectively, remained unpaid and were added to the outstanding balance of the Series A preferred stock.
As consideration for GSO’s commitment to purchase Series A preferred stock, the Company agreed to pay GSO a commitment fee of 0.50% per annum on the portion of unfunded committed Series A preferred stock. For the years ended December 31, 2021 and 2020, the Company recorded costs of $0.3 million and $0.6 million, respectively. As of December 31, 2021 and 2020, zero and $0.1 million remained unpaid, respectively.
Preferred stock of Altus Power Inc.
The Company had also authorized for issuance 10,000,000 of preferred stock but as of December 31, 2021, no stock was issued.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

12.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the year ended December 31,
	2021	2020
Redeemable noncontrolling interest, beginning balance	$18,311	$3,411
Cash contributions	—	10,681
Cash distributions	(1,087)	(411)
Assumed noncontrolling interest through business combination	254	4,380
Redemption of redeemable noncontrolling interests	(1,630)	—
Net income (loss) attributable to noncontrolling interest	(321)	250
Redeemable noncontrolling interest, ending balance	$15,527	$18,311

13.Commitments and Contingencies
Legal
The Company is a party to a number of claims and governmental proceedings which are ordinary, routine matters incidental to its business. In addition, in the ordinary course of business the Company periodically has disputes with vendors and customers. The outcomes of these matters are not expected to have, either individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of December 31, 2021 and 2020, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Leases
The Company has operating leases for land and buildings. The following schedule represents the expected annual future minimum payments under site leases:

2022	$6,035
2023	6,486
2024	6,578
2025	6,564
2026	6,620
Thereafter	85,494
Total lease payments	$117,777
For the years ended December 31, 2021 and 2020, the Company recorded site lease expenses under these agreements totaling $4.4 million and $3.1 million, respectively of which are recorded in cost of operations (exclusive of total depreciation and amortization) in the consolidated statements of operations.

14.Related Party Transactions
There were no amounts due to or from related parties as of December 31, 2021 and 2020. Additionally, in the normal course of business, the Company conducts transactions with affiliates:
Blackstone Subsidiaries as Rated Term Loan Lender and Preferred Equity Holder
The Company incurs interest expense on the Rated Term Loan. During the years ended December 31, 2021 and 2020 the total related party interest expense on the Rated Term Loan was $14.9 million and $9.5 million, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, interest payable of $4.5 million and $2.6 million, respectively, was due under the Rated Term Loan was recorded as interest payable on the accompanying consolidated balance sheets.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

PIPE Subscription Agreements
In conjunction with the PIPE Investment discussed in Note 3, William Concannon, Director, Gregg Felton, Co-Chief Executive Officer, and Lars Norell, Co-Chief Executive Officer, entered into PIPE Subscription Agreements pursuant to which each of them purchased 100,000 shares of Class A common stock at a purchase price per share of $10.00 and an aggregate purchase price of $1.0 million. The PIPE Investment was issued to the Sponsor, Mr. Concannon, Mr. Felton, and Mr. Norell on the same terms and conditions as all other PIPE Investors.
GSO Promissory Note
On November 22, 2019, the Company issued a promissory note to GSO in exchange for a loan totaling $4.0 million, the proceeds of which were primarily used to fund reserve requirements under the Rated Term Loan. The full promissory note plus accrued interest was repaid in full by the Company on March 3, 2020.
Other Related Parties
On February 21, 2020, the Company entered into a purchase agreement to acquire the remaining assets of Sound Solar Systems, LLC, a related party of the Company through common ownership, for $0.3 million. During the year ended December 31, 2021 the Company incurred no costs and $0.1 million during the year ended December 31, 2020 for design, engineering and construction services provided by Sound Solar Systems, LLC. As a result of the Sound Solar Acquisition, the Company acquired tangible and intangible assets related to the design and engineering of solar photovoltaic projects for the cash consideration of $0.3 million.

15.Earnings per Share
The calculation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020 was as follows (in thousands, except share and per share amounts):

	For the year ended December 31,
	2021	2020
Net income attributable to Altus Power, Inc.	$5,906	$6,793
Income attributable to participating securities	(90)	(108)
Net income attributable to common stockholders - basic and diluted	5,816	6,685
Class A Common Stock
Weighted average shares of common stock outstanding - basic(1)	92,751,839	88,741,089
Dilutive RSUs	2,596,702	866,075
Dilutive restricted stock	1,254,887	1,251,554
Weighted average shares of common stock outstanding - diluted(2)	96,603,428	90,858,718
Net income attributable to common stockholders per share - basic	$0.06	$0.08
Net income attributable to common stockholders per share - diluted	$0.06	$0.07

(1) Excludes 1,259,887 shares of Company Class A common stock provided to holders of Altus Restricted Shares. Such Company Class A common stock is subject to the same vesting restrictions placed on the Altus Restricted Shares as in effect immediately prior to the Merger, including restrictions on dividends and voting rights. As the shares are still subject to vesting, they are excluded from basic weighted average shares of common stock outstanding.
(2) Excludes 10,062,500 Redeemable Warrants and Private Placement Warrants. The Redeemable Warrants and Private Placement Warrants are exercisable at $11.00 per share. As the warrants are deemed anti-dilutive, they are excluded from the calculation of earnings per shares.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

16.Asset Retirement Obligations
AROs consist primarily of costs to remove solar energy system assets at the end of their useful lives and costs to restore the solar energy system sites to the original condition, which are estimated based on current market rates. The following table presents the changes in AROs as recorded in other long-term liabilities in the consolidated balance sheets:

	For the year ended December 31,
	2021	2020
Balance at beginning of year	$4,446	$683
Additional obligations incurred	3,024	3,689
Accretion expense	174	74
Liabilities settled or disposed in the current year	(16)	—
Balance at end of year	$7,628	$4,446

17.Stock-based Compensation
Legacy Incentive Plans
Stock-based compensation expense is recognized in selling, general, and administrative expense on the consolidated statements of operations. The Company recognized $0.1 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $0.2 million of unrecognized stock-based compensation expense related to unvested restricted units, which the Company expects to recognize over a weighted-average period of approximately two years.
Prior the Merger, Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. Further, Holdings adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which similarly provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. Awards under the Legacy Incentive Plans are subject to a 3-to-4-year vesting schedule and are treated as stock-based compensation which gets expensed to the Company. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. After the Merger, no further awards will be made under the Legacy Incentive Plans. As of December 31, 2021 and 2020, 244,328 and 731,905 shares of Class A Common Stock were restricted under the APAM Plan, respectively. As of December 31, 2021 and 2020, 840,000 and zero shares of Class A Common Stock were restricted under the Holdings Plan, respectively.
The fair value of the granted units was determined using the Black-Scholes Option Pricing model and relied on assumptions and inputs provided by the Company. All option models utilize the same assumptions with regard to (i) current valuation, (ii) volatility, (iii) risk-free interest rate, and (iv) time to maturity. The models, however, use different assumptions with regard to the strike price which vary by award.
Omnibus Incentive Plan
On July 12, 2021, the Company entered into the Management Equity Incentive Letter with each of Mr. Felton and Mr. Norell pursuant to which, on February 15, 2022, the Compensation Committee granted to Mr. Felton and Mr. Norell, together with other senior executives, including Anthony Savino, Chief Construction Officer, and Dustin Weber, Chief Financial Officer, restricted stock units (“RSUs”) under the Omnibus Incentive Plan (the "Incentive Plan") that are subject to time-based and, for the named executive officers and certain other executives, eighty percent (80%) of such RSUs also further subject to performance-based vesting, with respect to an aggregate five percent (5%) of the Company’s Class A common stock on a fully diluted basis, excluding the then-outstanding shares of the Company’s Class B common stock or any shares of the Company’s Class A common stock into which such shares of the Company’s Class B common stock are or may be convertible. Subject to continued employment on each applicable vesting date, the time-based RSUs generally vest 33 1/3% on each of the third, fourth and fifth anniversaries of the Closing, and the performance-based RSUs vest with respect to 33 1/3% of the award upon the achievement of the above time-based requirement and the achievement of a hurdle representing a 25% annual compound annual growth rate measured based on an initial value of $10.00 per share.
No RSUs were granted and no stock-based compensation expense was recognized in relation to the Incentive Plan for the year ended December 31, 2021.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan, which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the 2021 Employee Stock Purchase Plan for the year ended December 31, 2021.

18.Income Taxes
Income tax expense is composed of the following:

	For the year ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	76	23
Total current expense	76	23
Deferred:
Federal	(1,518)	1,851
State	1,737	(1,791)
Total deferred expense	$219	$60
Income tax expense	$295	$83

The following table presents a reconciliation of the income tax benefit computed at the U.S. federal statutory rate and the Company’s income tax expense / (benefit) (in thousands):

	For the year ended December 31,
	2021	2020
Income tax benefit – computed as 21% of pretax loss	$2,793	$(379)
Effect of noncontrolling interests and redeemable noncontrolling interests	(1,491)	1,823
State tax, net of federal benefit	1,138	(1,736)
State valuation allowance	294	339
Transaction costs related to the Merger	(1,713)	—
Effect of tax credits	(28)	(153)
Change in fair value of redeemable warrant and alignment shares liability	(563)	—
Other	(135)	189
Income tax expense	$295	$83
Effective income tax rate	2.2%	(4.6)%

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2021 and 2020, the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$42,814	$20,000
Intangible liabilities	807	1,206
Deferred financing costs	271	277
Tax credits	615	810
Deferred site lease	528	73
Asset retirement obligation	2,018	1,154
Stock-based compensation	73	50
Sec. 163(j) interest limitation	11,776	7,947
Total deferred tax assets	$58,902	$31,517
Valuation allowance	(633)	(339)
Net deferred tax assets	$58,269	$31,178
Deferred tax liabilities:
Property, plant and equipment	$(34,918)	$(18,537)
Intangible assets	(784)	(1,089)
Investments in partnerships	(32,170)	(22,553)
Total deferred tax liabilities	(67,872)	(42,179)
Net deferred tax liability	$(9,603)	$(11,001)

As of December 31, 2021 and 2020, the Company had US federal net operating loss carryforwards of $177.4 million and $80.3 million, respectively, available to offset future federal taxable income which will begin to expire in 2034. The Company has federal net operating loss carryforwards of $140.4 million, which can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company had $48.4 million of US federal net operating loss subject to limitation under Internal Revenue Code Section 382. As of December 31, 2021 and 2020, the Company had state net operating loss $87.7 million and $48.6 million, respectively, which will begin to expire in 2022, if not utilized.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. As of December 31, 2021 and 2020, the Company has recorded a valuation allowance of $0.6 million and $0.3 million, respectively, for its deferred tax assets associated with state net operating losses that are more likely than not to expire.
As of December 31, 2021 and 2020, the Company had, under IRC Sec. 163(j), a gross interest expense limitation carryforward of $45.4 million and $31.0 million, respectively with an indefinite carryforward period.
The Company applies the applicable authoritative guidance which prescribes a comprehensive model for a manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2021, the Company has no uncertain tax positions. No amounts of interest and penalties were recognized in the Company’s financial statements and the Company’s policy is to present interest and penalties as a component of income tax expense.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law in the United States. The CARES Act includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company did not receive a stimulus payment related to the CARES Act and the new law did not have a significant impact on the Company’s consolidated financial statements.
The Company files federal income tax returns and state income tax returns in multiple jurisdictions. The statute of limitation remains open for tax years after 2014.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

19.Subsequent Events
The Company has evaluated subsequent events from December 31, 2021 through March 24, 2022, which is the date the audited consolidated financial statements were available to be issued. There are no subsequent events requiring recording or disclosure in the consolidated financial statements.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of December 31, 2021, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Co-Chief Executive Officers and Chief Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2021, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2021, our internal control over financial reporting were not effective as of December 31, 2021, because of the material weaknesses in our internal control over financial reporting described below.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can only provide reasonable assurance with respect to the preparation and fair presentation of financial statements.

In connection with the preparation of our financial statements for the years ended December 31, 2021, and 2020, prior to our initial public offering, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We have identified material weaknesses in internal control over financial reporting that we are currently working to remediate, which relate to: (a) insufficient qualified personnel, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology. These material weaknesses result in an increased risk of material misstatement in the financial statements.

We have concluded that these material weaknesses in internal control over financial reporting are due to Altus’s previous status as a private company with limited resources and which did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee business processes and controls.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10‐K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Remediation Plan
With the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:
•We have proceeded with steps intended to remediate the insufficient qualified personnel material weakness, including hiring additional finance department employees with appropriate expertise, including a Technical Accounting Manager, Accounts Payable Manager, and Tax Director;

•We have hired a SOX Manager that specializes in internal controls and organizational risk assessment, identification of control activities, controls documentation and the enhancement of ongoing monitoring activities related to the internal controls over financial reporting to address the lack of a formalized risk assessment process; and

•We have proceeded with steps intended to remediate the selection and development of control activities material weakness through the documentation of processes and controls in the financial statement close, reporting and disclosure processes while working to deploy a new enterprise resource planning system designed to improve the accuracy and controls over financial reporting. The new system enhancements and activities are designed to enable us to broaden the scope and quality of our internal reviews of information supporting financial reporting and to formalize and enhance our internal control procedures.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K regarding Directors, Executive Officers and Corporate Governance will be included in the Proxy Statement to be filed for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
We adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officers, principal financial officer and principal accounting officer, which is available on our website. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on the investors’ section of our website, https://investors.altuspower.com/.
Item 11. Executive Compensation.
The information required by this Item 11 of Form 10-K regarding Executive Compensation will be included in the Proxy Statement to be filed for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 of Form 10-K regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be included in the Proxy Statement to be filed for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 of Form 10-K regarding Certain Relationships and Related Transactions, and Director Independence will be included in the Proxy Statement to be filed for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 of Form 10-K regarding Principal Accounting Fees and Services will be included in the Proxy Statement to be filed for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II. All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(b) Exhibits.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description
2.1
Business Combination Agreement, dated July 12, 2021, by and among CBRE Acquisition Holdings, Inc., CBAH Merger Sub I, Inc., CBAH Merger Sub II, LLC, Altus Power America Holdings, LLC, APAM Holdings LLC and Altus Power, Inc. (incorporated by reference to Exhibit 2.1 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).

3.1	Third Amended and Restated Certificate of Incorporation of Altus Power, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
3.2	Second Amended and Restated Bylaws of Altus Power, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
4.1
Warrant Agreement, dated December 10, 2020, by and between CBAH and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of CBAH’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of CBAH.’s Registration Statement on Form S-1/A (Reg. No. 333-249958), filed with the SEC on November 20, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of CBAH’s Registration Statement on Form S-1/A (Reg. No. 333-249958), filed with the SEC on November 20, 2020).
4.4*	Description of Securities
10.1	Commercial Collaboration Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.3 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.2	Management Equity Incentive Letter, dated July 12, 2021 (incorporated by reference to Exhibit 10.4 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.3	Class B Letter Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.5 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.6 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.5	Investor Rights Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.7 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.6
Second Amended and Restated Promissory Note, dated as of February 16, 2021, by and between CBRE Acquisition Holdings, Inc., a Delaware corporation and CBRE Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of CBAH’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

10.7	Altus Power, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.8	Altus Power, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.10
Amended and Restated Credit Agreement, dated August 25, 2021, by and among ÚPA Finance, LLC, as the borrower, APA Finance Holdings, LLC, as the Equity Holder (as defined therein), BISF Agent LLC, as administrative agent, U.S. Bank National Association, as Collateral Agent, Paying Agent and Document Custodian (each as defined therein) and each lender from time to time party thereto (incorporated by reference to Exhibit 10.12 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on September 23, 2021).

10.11
Employment Agreement, dated February 15, 2017, by and between Altus Power America Management, LLC and Dustin Weber (incorporated by reference to Exhibit 10.13 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on September 23, 2021).

10.12
Credit Agreement, dated January 10, 2020 (the “Fifth Third Credit Agreement”), by and among APA Construction Finance, LLC, as the borrower, Fifth Third Bank, National Association, as the joint leader arranger, sole bookrunner, administrative agent, interest rate hedge coordinating agent and collateral agent, Deutsche Bank New York Branch, as joint lead arranger and DSR LC issuing bank, and each of the Project Companies, Tax Equity Holdcos and Lenders (in each case as defined therein) from time to time parties thereto (incorporated by reference to Exhibit 10.14 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on September 23, 2021).

10.13
First Amendment to the Fifth Third Credit Agreement, dated September 16, 2020, by and among APA Construction Finance, LLC, as borrower, SH MA SOLAR IV, LLC and HA MA SOLAR II, LLC, as Project Companies, Fifth Third Bank, National Association, as administration agent, and the Lenders (in each case as defined therein) parties thereto (incorporated by reference to Exhibit 10.15 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on September 23, 2021).

10.14
Employment Agreement, dated October 21, 2021, by and between Altus Power, Inc. and Lars Norell (incorporated by reference to Exhibit 10.16 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.15
Employment Agreement, dated October 21 2021, by and between Altus Power, Inc. and Gregg Felton (incorporated by reference to Exhibit 10.17 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.16
Confidential Information, Inventions and Proprietary Rights Agreement, dated October 21, 2021, by and between Altus Power America Management, LLC and Lars Norrell (incorporated by reference to Exhibit 10.18 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.17
Confidential Information, Inventions and Proprietary Rights Agreement, dated October 21, 2021, by and between Altus Power America Management, LLC and Gregg Felton (incorporated by reference to Exhibit 10.19 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.18	Form of Director Offer Letters (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.19
Second Amendment to the Fifth Third Credit Agreement, dated December 6, 2021, by and among APA Construction Finance, LLC, as the borrower, BT GA SOLAR LLC, CURRY SOLAR FARM LLC, LIGHTBEAM POWER COMPANY GRIDLEY MAIN LLC, LIGHTBEAM POWER COMPANY GRIDLEY MAIN TWO LLC, NM MA SOLAR II, LLC and HI MA SOLAR, LLC, as Project Companies, Fifth Third Bank, National Association, as administrative agent and collateral agent, and the Lenders (in each case as defined therein) parties thereto (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).

10.20
Confidential Information, Inventions and Proprietary Rights Agreement, dated December 29, 2021, by and between Altus Power, Inc. and Anthony Savino (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, filed with the SEC on January 10, 2022).

10.21
Confidential Information, Inventions and Proprietary Rights Agreement, dated December 31, 2021, by and between Altus Power, Inc. and Dustin Weber (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, filed with the SEC on January 10, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm for Altus Power, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altus Power, Inc.

Date: March 24, 2022	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregg J. Felton	Co-Chief Executive Officer and Director	March 24, 2022
Gregg J. Felton

/s/ Lars R. Norell	Co-Chief Executive Officer and Director	March 24, 2022
Lars R. Norell

/s/ Dustin L. Weber	Chief Financial Officer	March 24, 2022
Dustin L. Weber

/s/ Christine R. Detrick	Chairperson of the Board	March 24, 2022
Christine R. Detrick

/s/ Richard N. Peretz	Director	March 24, 2022
Richard N. Peretz

/s/ Sharon R. Daley	Director	March 24, 2022
Sharon R. Daley

/s/ William F. Concannon	Director	March 24, 2022
William F. Concannon

/s/ Robert M. Horn	Director	March 24, 2022
Robert M. Horn

/s/ Sarah E. Coyne	Director	March 24, 2022
Sarah E. Coyne