Form 10-Q
period 2022-03-31
Altus Power, Inc.
filed 2022-05-16
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-04321

ALTUS POWER, INC.
(Exact name of registrant as specified in its charter)

Delaware		85-3448396
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2200 Atlantic Street, Sixth Floor
Stamford,	CT	06902
(Address of Principal Executive Offices)		(Zip Code)
(203)-698-0090
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	AMPS	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.00	AMPS.WS	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 6, 2022, there were 153,650,851 shares of Class A common stock outstanding and 1,207,500 shares of Class B common stock outstanding.

Part I. Financial Statements
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating revenues, net	$19,199	$12,471
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	4,064	2,920
General and administrative	6,384	3,226
Depreciation, amortization and accretion expense	6,822	4,388
Acquisition and entity formation costs	294	147
Loss (gain) on fair value remeasurement of contingent consideration	169	(1,275)
Stock-based compensation	1,305	37
Total operating expenses	$19,038	$9,443
Operating income	161	3,028
Other (income) expense
Change in fair value of redeemable warrant liability	(18,458)	—
Change in fair value of alignment shares liability	(46,346)	—
Other expense (income), net	15	(111)
Interest expense, net	4,938	3,913
Total other (income) expense	$(59,851)	$3,802
Income (loss) before income tax benefit	$60,012	$(774)
Income tax benefit	123	1,037
Net income	$60,135	$263
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(284)	(699)
Net income attributable to Altus Power, Inc.	$60,419	$962
Net income per share attributable to common stockholders
Basic	$0.39	$0.01
Diluted	$0.39	$0.01
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	152,662,512	88,741,089
Diluted	153,586,538	89,991,570
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash	$318,177	$325,983
Current portion of restricted cash	2,558	2,544
Accounts receivable, net	8,494	9,218
Other current assets	6,619	6,659
Total current assets	335,848	344,404
Restricted cash, noncurrent portion	1,794	1,794
Property, plant and equipment, net	745,991	745,711
Intangible assets, net	16,377	16,702
Goodwill	601	601
Other assets	3,738	4,037
Total assets	$1,104,349	$1,113,249
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$2,394	$3,591
Interest payable	4,362	4,494
Current portion of long-term debt, net	21,218	21,143
Other current liabilities	3,499	3,663
Total current liabilities	31,473	32,891
Redeemable warrant liability	31,475	49,933
Alignment shares liability	81,113	127,474
Long-term debt, net of unamortized debt issuance costs and current portion	521,869	524,837
Intangible liabilities, net	12,847	13,758
Asset retirement obligations	7,688	7,628
Deferred tax liabilities, net	9,473	9,603
Other long-term liabilities	6,698	5,587
Total liabilities	$702,636	$771,711
Commitments and contingent liabilities (Note 9)
Redeemable noncontrolling interests	15,407	15,527
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of March 31, 2022, and December 31, 2021; 153,648,830 shares issued and outstanding as of March 31, 2022, and December 31, 2021	15	15
Preferred stock $0.0001 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022, and December 31, 2021	—	—
Additional paid-in capital	406,867	406,259
Accumulated deficit	(40,937)	(101,356)
Total stockholders' equity	$365,945	$304,918
Noncontrolling interests	20,361	21,093
Total equity	$386,306	$326,011
Total liabilities, noncontrolling interests, and stockholders' equity	$1,104,349	$1,113,249

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 4).

(In thousands)	As of March 31, 2022	As of December 31, 2021
Assets of consolidated VIEs, included in total assets above:
Cash	$7,147	$7,524
Current portion of restricted cash	1,763	1,763
Accounts receivable, net	2,424	2,444
Other current assets	1,665	1,400
Restricted cash, noncurrent portion	1,122	1,122
Property, plant and equipment, net	361,002	363,991
Intangible assets, net	5,693	6,909
Other assets	953	739
Total assets of consolidated VIEs	$381,769	$385,892
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$362	$419
Current portion of long-term debt, net	2,958	2,457
Other current liabilities	746	776
Long-term debt, net of unamortized debt issuance costs and current portion	33,652	34,022
Intangible liabilities, net	1,441	2,420
Asset retirement obligations	4,070	3,988
Other long-term liabilities	637	548
Total liabilities of consolidated VIEs	$43,866	$44,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)	Non Controlling Interests	Total Equity (Deficit)
	Shares	Amount
As of December 31, 2020 (as previously reported)	1,029	$1	$2,033	$(80,802)	$(78,768)	$14,016	$(64,752)
Retroactive application of recapitalization	89,998,947	8	203,739	—	203,747	—	203,747
As of December 31, 2020, effect of reverse acquisition	89,999,976	$9	$205,772	$(80,802)	$124,979	$14,016	$138,995
Accretion of Series A preferred stock	—	—	533	(533)	—	—	—
Stock-based compensation	—	—	37	—	37	—	37
Accrued dividends and commitment fees on Series A preferred stock	—	—	4,216	(4,216)	—	—	—
Payment of dividends and commitment fees on Series A preferred stock	—	—	(8,380)	—	(8,380)	—	(8,380)
Cash distributions to noncontrolling interests	—	—	—	—	—	(260)	(260)
Accrued distributions to noncontrolling interests	—	—	—	—	—	(146)	(146)
Net income	—	—	—	962	962	1,148	2,110
As of March 31, 2021	89,999,976	9	202,178	(84,589)	117,598	14,758	132,356

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)	Non Controlling Interests	Total Equity (Deficit)
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	—	—	1,305	—	1,305	—	1,305
Cash distributions to noncontrolling interests	—	—	—	—	—	(330)	(330)
Equity issuance costs	—	—	(712)	—	(712)	—	(712)
Conversion of alignment shares to Class A Common Stock and exercised warrants	—	—	15	—	15	—	15
Net income (loss)	—	—	—	60,419	60,419	(402)	60,017
As of March 31, 2022	153,648,830	$15	$406,867	$(40,937)	$365,945	$20,361	$386,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$60,135	$263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	6,822	4,388
Unrealized gain on interest rate swaps	(901)	(562)
Deferred tax benefit	(130)	(1,057)
Amortization of debt discount and financing costs	711	722
Change in fair value of redeemable warrant liability	(18,458)	—
Change in fair value of alignment shares liability	(46,346)	—
Remeasurement of contingent consideration	169	(1,275)
Stock-based compensation	1,305	37
Other	283	(19)
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	724	(980)
Other assets	769	(286)
Accounts payable	(1,197)	1,566
Interest payable	(99)	757
Other liabilities	(288)	(332)
Net cash provided by operating activities	3,499	3,222
Cash flows used for investing activities
Capital expenditures	(6,571)	(2,210)
Payments to acquire businesses, net of cash and restricted cash acquired	—	(1,493)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	—	(4,968)
Net cash used for investing activities	(6,571)	(8,671)
Cash flows used for financing activities
Proceeds from issuance of long-term debt	—	7,396
Repayment of long-term debt	(3,411)	(6,693)
Payment of debt issuance costs	(29)	—
Payment of dividends and commitment fees on Series A preferred stock	—	(8,379)
Payment of contingent consideration	—	(53)
Payment of equity issuance costs	(712)	—
Distributions to noncontrolling interests	(568)	(472)
Net cash used for financing activities	(4,720)	(8,201)
Net decrease in cash and restricted cash	(7,792)	(13,650)
Cash and restricted cash, beginning of period	330,321	38,206
Cash and restricted cash, end of period	$322,529	$24,556
Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$4,935	$3,051
Cash paid for taxes	—	5
Non-cash investing and financing activities
Asset retirement obligations	$—	$131
Acquisitions of property and equipment included in other current liabilities	1,066	354
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1.General
Company Overview
Altus Power, Inc., a Delaware corporation (the “Company” or "Altus"), headquartered in Stamford, Connecticut, develops, owns, constructs and operates large-scale roof, ground and carport-based photovoltaic solar energy generation and storage systems, for the purpose of producing and selling electricity to credit worthy counterparties, including commercial and industrial, public sector and community solar customers, under long-term contracts. The Solar energy facilities are owned by the Company in project specific limited liability companies (the “Solar Facility Subsidiaries”).
On December 9, 2021 (the "Closing Date"), CBRE Acquisition Holdings, Inc. ("CBAH"), a special purpose acquisition company, consummated the business combination pursuant to the terms of the business combination agreement entered into on July 12, 2021 (the "Business Combination Agreement"), whereby, among other things, CBAH Merger Sub I, Inc. ("First Merger Sub") merged with and into Altus Power, Inc. (f/k/a Altus Power America, Inc.) ("Legacy Altus") with Legacy Altus continuing as the surviving corporation, and immediately thereafter Legacy Altus merged with and into CBAH Merger Sub II, Inc. ("Second Merger Sub") with Second Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of CBAH (together with the merger with the First Merger Sub, the “Merger”). In connection with the closing of the Merger, CBAH changed its name to "Altus Power, Inc." and CBAH Merger Sub II (after merger with Legacy Altus) changed its name to "Altus Power, LLC".
COVID-19
The spike of a novel strain of coronavirus (“COVID-19”) in the first quarter of 2020 caused significant volatility in the U.S. markets that remain ongoing. In response to the COVID-19 pandemic, federal, state, local, and foreign governments put in place, and in the future may again put in place, travel restrictions, quarantines, “stay at home” orders and guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders resulted in, and in the future may result in, business closures, work stoppages, slowdowns and delays, among other effects that negatively impacted, and in the future may negatively impact, our operations, as well as the operations of our customers and business partners. In addition, COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. Certain suppliers have experienced, and may continue to experience, delays and increased costs related to a variety of factors, including logistical delays and component shortages from upstream vendors. Based on the challenges described above, such as supply chain and logistical delays, such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.
2.Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial reporting. The Company’s condensed consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 filed with the Company’s 2021 annual report on Form 10-K on March 24, 2022, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2021, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022, and 2021. The results of

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as the fair value of net assets acquired in connection with accounting for business combinations, the useful lives of the solar energy facilities, and inputs and assumptions used in the valuation of asset retirement obligations (“AROs”), contingent consideration, and alignment shares.
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the co-chief executive officers. Based on the financial information presented to and reviewed by the chief operating decision makers in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment, which includes revenue under power purchase agreements, revenue from net metering credit agreements, solar renewable energy certificate revenue, rental income, performance based incentives and other revenue. The Company’s principal operations, revenue and decision-making functions are located in the United States.
Cash and Restricted Cash
Cash includes all cash balances on deposit with financial institutions that are denominated in U.S. dollars. Pursuant to the budgeting process, the Company maintains certain cash on hand for possible equipment replacement related costs.
The Company records cash that is restricted as to withdrawal or use under the terms of certain contractual agreements as restricted cash. Restricted cash is included in current portion of restricted cash and restricted cash, noncurrent portion on the condensed consolidated balance sheets and includes cash held with financial institutions for cash collateralized letters of credit pursuant to various financing and construction agreements.
The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets. Cash and restricted cash consist of the following:

	As of March 31, 2022	As of December 31, 2021
Cash	$318,177	$325,983
Current portion of restricted cash	2,558	2,544
Restricted cash, noncurrent portion	1,794	1,794
Total	$322,529	$330,321
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had no customers that accounted for over 10% of total accounts receivable as of March 31, 2022, and one customer that accounted for 11.7% of total revenue for the three months ended March 31, 2022.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company had two customers that individually accounted for 16.0% and 11.7% of total accounts receivable as of December 31, 2021, and one customer that accounted for 13.2% of total revenue for the three months ended March 31, 2021.
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
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. This standard is effective for fiscal periods beginning after December 15, 2020. The Company has adopted this standard as of the first quarter of 2021 and did not have a material impact on the condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has since released various amendments including ASU No. 2019-04. The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
3.Revenue and Accounts Receivable
Disaggregation of Revenue
The following table presents the detail of revenues as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Revenue under power purchase agreements	$4,182	$3,132
Revenue from net metering credit agreements	3,910	2,944
Solar renewable energy certificate revenue	9,531	5,565
Rental income	644	114
Performance based incentives	359	551
Other revenue	573	165
Total	$19,199	$12,471

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
Power purchase agreements	$2,378	$1,678
Net metering credit agreements	2,972	3,322
Solar renewable energy certificates	2,479	3,789
Rental income	355	350
Performance based incentives	99	4
Other	211	75
Total	$8,494	$9,218
Payment is typically received within 30 days for invoiced revenue as part of power purchase agreements (“PPAs”) and net metering credit agreements (“NMCAs”). Receipt of payment relative to invoice date varies by customer for renewable energy certificates ("RECs"). The Company does not have any other significant contract asset or liability balances related to revenues. As of March 31, 2022, and December 31, 2021, the Company determined that the allowance for uncollectible accounts is $0.4 million and $0.4 million, respectively.
4.Variable Interest Entity
The Company consolidates all variable interest entities (“VIEs”) in which it holds a variable interest and is deemed to be the primary beneficiary of the variable interest entity. Generally, a VIE is an entity with at least one of the following conditions: (a) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (b) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both 1) the power to direct the activities that most significantly impact the entity’s economic performance and 2) the obligations to absorb losses or receive benefits that could potentially be significant to the VIE.
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, therefore, has consolidated the VIEs as of March 31, 2022, and December 31, 2021. No VIEs were deconsolidated during the three months ended March 31, 2022 and 2021.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the three months ended March 31, 2022 and 2021, as determined in the respective operating agreement.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of March 31, 2022	As of December 31, 2021
Current assets	$12,999	$13,131
Non-current assets	368,770	372,761
Total assets	$381,769	$385,892
Current liabilities	$4,066	$3,652
Non-current liabilities	39,800	40,978
Total liabilities	$43,866	$44,630
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the three months ended March 31, 2022 and 2021, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During both the three months ended March 31, 2022 and the year ended December 31, 2021, the Company consolidated twenty-five VIEs. No VIEs were deemed significant as of March 31, 2022 and December 31, 2021.
5.Debt

	As of March 31, 2022	As of December 31, 2021	Interest Type	Weighted average interest rate
Long-term debt
Amended rated term loan	$496,607	$499,750	Fixed	3.51%
Construction loans	5,593	5,593	Floating	2.46%
Term loans	12,693	12,818	Floating	2.46%
Financing lease obligations	37,731	37,601	Imputed	3.65%
Total principal due for long-term debt	552,624	555,762
Unamortized discounts and premiums	(147)	(176)
Unamortized deferred financing costs	(9,390)	(9,606)
Less: Current portion of long-term debt	21,218	21,143
Long-term debt, less current portion	$521,869	$524,837
Amended Rated Term Loan
As part of the Blackstone Capital Facility, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $251.0 million term loan facility with Blackstone Insurance Solutions ("BIS") through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the "Rated Term Loan").
On August 25, 2021, APAF entered into an Amended and Restated Credit Agreement with BIS to refinance the Rated Term Loan (hereby referred to as the “Amended Rated Term Loan”). The Amended Rated Term Loan added an additional $135.6 million to the facility, bringing the aggregate facility to $503.0 million. The Amended Rated Term Loan has a weighted average 3.51% annual fixed rate, reduced from the previous weighted average rate of 3.70%, and matures on February 29, 2056 (“Final Maturity Date”).

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Amended Rated Term Loan amortizes at an initial rate of 2.5% of outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date.
As of March 31, 2022, the outstanding principal balance of the Rated Term Loan was $496.6 million less unamortized debt discount and loan issuance costs totaling $8.2 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $500.0 million less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of March 31, 2022, and December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due dates. The Company expects to deliver the audited financial statements before the extended reporting deliverable due dates.
Construction Facilities
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
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. As of March 31, 2022, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.2 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of March 31, 2022, and December 31, 2021, the Company had an unused borrowing capacity of $169.7 million. For the three months ended March 31, 2022, and 2021 the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.1 million, respectively, which were capitalized as part of property, plant and equipment. Also, on October 23, 2020, the Company entered into an additional letters of credit facility with Fifth Third Bank for the total capacity of $10.0 million. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of March 31, 2022, and December 31, 2021, the Company was in compliance with all covenants.
As of March 31, 2022, and December 31, 2021, the total letters of credit outstanding with Fifth Third Bank were $10.0 million with an unused capacity of zero. As of March 31, 2022, and December 31, 2021, the total letters of credit outstanding with Deutsche Bank were $0.6 million with an unused capacity of $11.9 million. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying condensed consolidated balance sheets. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company’s borrowing facility capacity.
Financing Lease Obligations
From time to time, the Company sells equipment to third parties and enters into master lease agreements to lease the equipment back for an agreed-upon term. Due to certain forms of continuous involvement provided by the master lease agreements, sale leaseback accounting is prohibited under ASC 840. Therefore, the Company accounts for these transactions using the financing method by recognizing the sale proceeds as a financing obligation and the assets subject to the sale-leaseback remain on the balance sheet of the Company and are being depreciated. The aggregate proceeds have been recorded as long-term debt within the condensed consolidated balance sheets.
As of March 31, 2022, the Company's recorded financing obligations were $36.6 million, net of $1.1 million of deferred transaction costs. As of December 31, 2021, the Company's recorded financing obligations were $36.5 million, net of $1.1 million of deferred transaction costs. Payments of $0.2 million and zero were made under financing obligations for the three

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
months ended March 31, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended March 31, 2022 and 2021, was $0.4 million and zero, respectively.
The table below shows the minimum lease payments under the financing lease obligations for the years ended:

2022	$2,049
2023	2,336
2024	2,340
2025	2,353
2026	2,336
Thereafter	14,993
Total	$26,407
The difference between the outstanding financing lease obligation of $37.7 million and $26.4 million of minimum lease payments, including the residual value guarantee, is due to $13.2 million of investment tax credits claimed by the Lessor, less $2.6 million of the implied interest on financing lease obligation included in minimum lease payments. The remaining difference is due to $0.2 million of interest accrued and a $0.5 million difference between the minimum lease payments and the fair value of the financing lease obligations acquired in the Stellar HI Acquisition (as defined in Note 7, “Acquisitions,” to the Company's audited consolidated annual financial statements included in its 2021 Annual Report on Form 10-K).
6.Fair Value Measurements
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
The Company holds various financial instruments that are not required to be recorded at fair value. For cash, restricted cash, accounts receivable, accounts payable, and short-term debt, the carrying amounts approximate fair value due to the short maturity of these instruments.
Redeemable Warrant Liability
CBAH sold 10,062,500 warrants as part of the SAILSM (Stakeholder Aligned Initial Listing) securities in the CBAH initial public offering (which traded separately on the NYSE under the symbol “CBAH WS” prior to the Merger, and following the Merger trade under the symbol “AMPS WS”) (such warrants, the "Redeemable Warrants"). The Redeemable warrants are exercisable for an aggregate of 10,062,500 shares of the Company's Class A common stock, par value $0.0001 per share (the "Class A common stock"), at a purchase price of $11.00 per share. CBAH also issued 7,366,667 warrants to CBRE Acquisition Sponsor, LLC (the “Sponsor”) in a private placement simultaneously with the closing of the CBAH IPO and 2,000,000 warrants to the Sponsor in full settlement of a second amended and restated promissory note with the Sponsor (such warrants, the "Private Placement Warrants"). The Private Placement Warrants are identical to the Redeemable Warrants except that, so long as they are held by the Sponsor, officers or directors or their respective permitted transferees, (i) they will not be redeemable by the Company (except in certain circumstances), (ii) they may be exercised by the holders on a cashless basis, and (iii) they (including the shares of our Class A common stock issuable upon exercise of these warrants) are entitled to

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
registration rights. If the Private Placement Warrants are held by holders other than the Sponsor, officers or directors or their respective permitted transferees, the Private Placement Warrants will become redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Redeemable Warrants. The Private Placement Warrants will be exercisable for an aggregate of 9,366,667 shares of CBAH Class A common stock at a purchase price of $11.00 per share.
Redeemable warrants, including Private Placement Warrants, are not considered to be “indexed to the Company’s own stock.” This provision precludes the Company from classifying the Redeemable warrants, including Private Placement Warrants, in stockholders’ equity. As the Redeemable warrants, including Private Placement Warrants, meet the definition of a derivative, the Company recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date.
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

	For the three months ended March 31, 2022
	Units	$
Redeemable warrants, beginning balance	19,429,167	$49,933
Warrants exercised	(10)	—
Forfeiture of fractional warrants	(13)	—
Fair value remeasurement	—	(18,458)
Redeemable warrants, ending balance	19,429,144	$31,475
Alignment Shares Liability
The Company has 1,408,750 Alignment shares outstanding, all of which are held by the Sponsor, certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2021 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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
The Company estimates the fair value of outstanding Alignment shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 69% and risk-free interest rate of 2.4% are not observable inputs, the overall fair value measurement of Alignment shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment shares.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the three months ended March 31, 2022
	Shares	$
Beginning balance	1,408,750	$127,474
Alignment shares converted	(201,250)	(15)
Alignment shares forfeited	—	—
Fair value remeasurement	—	(46,346)
Ending balance	1,207,500	$81,113
Contingent Consideration
Solar Acquisition
In connection with the Solar Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our 2021 Annual Report on Form 10-K) on December 22, 2020, contingent consideration of up to an aggregate of $10.5 million may be payable upon achieving certain market power rates and actual power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte-Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. Liability for the contingent consideration is included in other long-term liabilities in the condensed consolidated balance sheets at the estimated fair value of $3.0 million and $2.3 million as of March 31, 2022 and December 31, 2021, respectively. Loss on fair value remeasurement of contingent consideration related to the Solar Acquisition of $0.7 million was recorded within operating income in the condensed consolidated statements of operations for the three months ended March 31, 2022. Gain on fair value remeasurement of contingent consideration of $1.3 million was recorded within operating income in the condensed consolidated statements of operations for the three months ended March 31, 2021. Loss and gain were recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the condensed consolidated statements of operations for the three months ended March 31, 2022. No gain or loss on fair value remeasurement of contingent consideration was recorded for the three months ended March 31, 2021.
7.Equity
As of both March 31, 2022, and December 31, 2021, the Company had authorized and issued 988,591,250 and 153,648,830 of Class A common stock, respectively. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2022, and December 31, 2021, no common stock dividends have been declared.
As of both March 31, 2022, and December 31, 2021, the Company had 1,408,750 authorized and issued shares of Class B common stock, also referred to as the Alignment Shares. Refer to Note 6, "Fair Value Measurements," for further details.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
8.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the three months ended March 31,
	2022	2021
Redeemable noncontrolling interest, beginning balance	$15,527	$18,311
Cash distributions	(238)	(212)
Accrued distributions to noncontrolling interests	—	(102)
Net income (loss) attributable to redeemable noncontrolling interest	118	(1,847)
Redeemable noncontrolling interest, ending balance	$15,407	$16,150
9.Commitments and Contingencies
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of March 31, 2022, and December 31, 2021, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Leases
The Company has operating leases for land and buildings. For three months ended March 31, 2022, and 2021, the Company recorded site lease expenses under these agreements totaling $1.3 million and $0.9 million, respectively of which are recorded in cost of operations in the condensed consolidated statements of operations. As of March 31, 2022, and December 31, 2021, $2.6 million and $2.1 million, respectively, have been recorded as other long-term liabilities on the condensed consolidated balance sheets relating to the difference between actual lease payments and straight-line lease expense.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
10.Related Party Transactions
There were no amounts due to or from related parties as of March 31, 2022, and December 31, 2021. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Subsidiaries as Amended Rated Term Loan Lender
The Company incurs interest expense on the Amended Rated Term Loan. During the three months ended March 31, 2022 and 2021, the total related party interest expense associated with the Amended Rated Term Loan was $4.4 million and $3.3 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. As of March 31, 2022, and December 31, 2021, interest payable of $4.4 million and $4.5 million, respectively, due under the Amended Rated Term Loan was recorded as interest payable on the accompanying condensed consolidated balance sheets.
11.Earnings per Share
The calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 was as follows (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2022	2021
Net income attributable to Altus Power, Inc.	60,419	962
Income attributable to participating securities	(558)	(15)
Net income attributable to common stockholders - basic and diluted	59,861	947
Class A Common Stock
Weighted average shares of common stock outstanding - basic(1)	152,662,512	88,741,089
Dilutive restricted stock	690,875	1,250,481
Dilutive RSUs	231,140	—
Dilutive conversion of alignment shares	2,011	—
Weighted average shares of common stock outstanding - diluted(2)	153,586,538	89,991,570
Net income attributable to common stockholders per share - basic	$0.39	$0.01
Net income attributable to common stockholders per share - diluted	$0.39	$0.01

(1) Excludes 714,750 and 1,259,887 shares of Company Class A common stock provided to holders of Altus Restricted Shares for the three months ended March 31, 2022 and 2021, respectively.
(2) Excludes 10,062,500 Redeemable Warrants and Private Placement Warrants. The Redeemable Warrants and Private Placement Warrants are exercisable at $11.00 per share. As the warrants are deemed anti-dilutive, they are excluded from the calculation of earnings per shares.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
12.Stock-Based Compensation
The Company recognized $1.3 million and $0.1 million of stock-based compensation expense for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, and December 31, 2021, the Company had $39.7 million and $0.2 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately five years.
Legacy Incentive Plans
Prior the Merger, Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and Holdings adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of March 31, 2022, and December 31, 2021, 172,239 and 446,128 shares of Class A Common Stock were restricted under the APAM Plan, respectively. As of March 31, 2022, and December 31, 2021, 542,511 and 813,759 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
As of March 31, 2022, and December 31, 2021, there were 16,133,128 and 15,364,883 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. For the three months ended March 31, 2022, the Company granted 7,903,789 RSUs and recognized $1.3 million of stock-based compensation expense in relation to the Incentive Plan.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of March 31, 2022, and December 31, 2021, there were 1,551,853 and 1,536,488 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the three months ended March 31, 2022.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
13.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended March 31, 2022, and 2021, the Company had income tax benefit of $0.1 million and $1.0 million, respectively. For the three months ended March 31, 2022, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for warrant liabilities and alignment shares, as well as state and local income taxes. For the three months ended March 31, 2021, the effective tax rate differs from the U.S. statutory rate primarily due to effects of noncontrolling interests, redeemable noncontrolling interests, state and local income taxes, and gain on fair value remeasurement of contingent consideration.
14.Subsequent Events
The Company has evaluated subsequent events from March 31, 2022, through May 16, 2022, which is the date the unaudited condensed consolidated financial statements were available to be issued. There are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.
******

ALTUS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus” or the “Company”) has been prepared by Altus’ management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2021 Annual Report on Form 10-K. Any references in this section to “we,” “our” or “us” shall mean Altus. The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus” or the “Company”) has been prepared by Altus’ management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2021 Annual Report on Form 10-K. Any references in this section to “we,” “our” or “us” shall mean Altus. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022 (the “2021 Annual Report on Form 10-K.” These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Altus Power’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to: (1) the ability of Altus Power to maintain its listing on the New York Stock Exchange; (2) the ability to recognize the anticipated benefits of the recently completed business combination and related transactions, which may be affected by, among other things, competition, the ability of Altus Power to grow and manage growth profitably, maintain relationships with customers, business partners, suppliers and agents and retain its management and key employees; (3) changes in applicable laws or regulations; (4) the possibility that Altus Power may be adversely affected by other economic, business, regulatory and/or competitive factors; and (5) the impact of COVID-19 on Altus Power’s business.
Overview
Our mission is to create a clean electrification ecosystem, to drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance, or ESG, targets. In order to achieve our mission, we develop, own and operate solar generation and energy storage facilities. We have the in house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group ("Blackstone"), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. ("CBRE"), which provides direct access to their portfolio of owned and managed commercial and industrial (“C&I”) properties.
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. We own systems across the United States from Hawaii to Vermont. Our portfolio consists of over 350 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 5,000 residential customers which are serviced by approximately 40 megawatts of community solar projects currently in operation. We have agreements to install another approximately 55 megawatts of community solar projects. Our community solar projects are currently servicing customers in 6 states with projects in a 7th state currently under construction. We also participate in numerous renewable energy certificate (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and currently operate in 18 states, providing clean electricity to our customers equal to the consumption of approximately 30,000 homes, displacing 255,000 tons of CO2 emissions per annum.

Comparability of Financial Information
Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of the recently completed business combination with CBRE Acquisition Holdings, Inc. as described in Note 1, “General,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the "Merger"), recent acquisitions as described in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our 2021 Annual Report on Form 10-K, and the cost becoming a public company.
As a result of becoming a public company, Altus is subject to additional rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC. Altus expects to hire additional employees to meet these rules and obligations, and incur higher expenses for investor relations, accounting advisory, directors' and officers’ insurance, legal and other professional services and will engage consultants and third party advisors to assist with the heightened requirements of being a public company.
Key Factors Affecting Our Performance
Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” in our 2021 Annual Report on Form 10-K for further discussion of risks affecting our business. We believe the factors discussed below are key to our success:
Execution of Growth Strategies
We believe we are in the beginning stages of a market opportunity driven by a secular megatrend of transitioning away from traditional energy sources to renewable energy. We intend to leverage our competitive strengths and market position to become customers’ “one-stop-shop” for the clean energy transition by 1) Using our existing customer and developer networks to build out our electric vehicle ("EV") charging and energy storage offerings and establish a position comparable to that of our C&I solar market position through our existing cross-sell opportunities and 2) partnering with Blackstone and CBRE to access their client relationships, portfolio companies, and their strong brand recognition, to increase the number of customers we can support.
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
•Long-Term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 18 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of March 31, 2022, make up approximately 60% of our current installed portfolio.
•Flexible Financing Solutions: We have a market-leading cost of capital in an investment-grade rated scalable credit facility from Blackstone, which enables us to be competitive bidders in asset acquisition and development. In addition to our Blackstone term loan, we also have financing available through a construction to term loan facility. This facility has $200 million of committed capacity which as of March 31, 2022, carries a floating rate of 2.46%.
•Leadership: We have a strong executive leadership team who has extensive experience in capital markets, solar development and solar construction, with over 20 years of experience each. Moreover, through the transaction structure, management and employees will continue to own a significant interest in the Company.

•CBRE Partnership: Our partnership with CBRE, the largest global real estate services company, provides us with a clear path to creating new customer relationships. CBRE is the largest manager of data centers and 90% of the Fortune 100 are CBRE clients, providing a significant opportunity for us to expand our customer base.
Financing Availability
Our future growth depends in significant part on our ability to raise capital from third-party investors and lenders on competitive terms to help finance the origination of our solar energy systems. We have historically used a variety of structures including tax equity financing, construction loan financing, and term loan financing to help fund our operations. From September 4, 2013, the inception of Legacy Altus, to March 31, 2022, we have raised over $100 million of tax equity financing, $80 million in construction loan financing and $690 million of term loan financing. Our ability to raise capital from third-party investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels and lenders' concerns about our industry or business.
Cost of Solar Energy Systems
Although the solar panel market has seen an increase in supply in the past few years, most recently, there has been upward pressure on prices due to lingering issues of the COVID-19 pandemic (further discussed below), growth in the solar industry, regulatory policy changes, tariffs and duties and an increase in demand. As a result of these developments, we have been experiencing higher prices on imported solar modules. The prices of imported solar modules have increased as a result of the COVID-19 pandemic and may increase as a result of the Russia invasion of Ukraine. If there are substantial increases, it may become less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has trended downward making the addition of energy storage systems a potential area of growth for us.
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
Another aspect of seasonality to consider is in our construction program, which is more productive during warmer weather months and generally results in project completion during fourth quarter. This is particularly relevant for our projects under construction in colder climates like the Northeast.
Pipeline
As of March 31, 2022, our pipeline of opportunities totaled over one gigawatt and is comprised of approximately 50% potential operating acquisitions and 50% projects under development. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter. Approximately 25% of this segment are either single assets or batches of assets which we view as “ordinary course” acquisitions and which we have had a successful history of executing each year.
As of March 31, 2022, with respect to the half of our pipeline made up of development projects, approximately 20% of these projects are currently in construction or pre-construction, 20% of these projects are still in the contracting or due diligence phase, and the final 60% represent projects from our client engagements which are progressing toward an agreement in principle.
Projects originated by our channel partners which we then develop, engineer and construct benefit from a shorter time from agreed terms to revenues, typically 6 to 9 months based on our historical experience. Projects that we are originating ourselves and self-developing, such as those with a lead from CBRE or Blackstone, would historically take 12 to 15 months from agreed terms to bring to commercial operation. Given the supply chain challenges and permitting and interconnection delays described above, as of March 31, 2022, these historical timelines are currently pushed out by approximately 3 to 6 months.
Government Regulations, Policies and Incentives
Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These incentives come in various forms, including net metering, eligibility for accelerated depreciation such as modified accelerated cost recovery system, solar renewable energy credits (“SRECs”), tax abatements, rebate and renewable target incentive programs and tax credits, particularly the Section 48(a) investment tax credits ("ITC"). We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and tax equity partnership arrangements, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations, and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax matters including indemnification to customers and tax equity investors regarding Commercial ITCs. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed solar to us and our customers in applicable markets, which could reduce our growth opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.
Impact of the COVID-19 Pandemic and Supply Chain Issues
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic.
Our business operations have continued to function effectively during the pandemic. We are continuously evaluating the pandemic and are taking necessary steps to mitigate known risks. We will continue to adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping our employees and contractors safe. Although we have been able to mitigate to a certain extent the impact to the operations of the Company to date, given that COVID-19 infections remain persistent in many states where we do business and the situation is evolving, we cannot predict the future impact of COVID-19 on our business. We considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were material impacts on our results of operations for the three months ended March 31, 2022 and 2021, as supply chain issues and logistical delays have materially impacted the timing of our construction schedules and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows
The service and installation of solar energy systems has continued during the COVID-19 pandemic. This continuation of service reflects solar services’ designation as an essential service in all of our service territories. Throughout the COVID-19 pandemic, we have seen some impacts to our supply chain affecting the timing of delivery of certain equipment, including, but not limited to, solar modules, inverters, racking systems, and transformers. Although we have largely been able to ultimately procure the equipment needed to service and install solar energy systems, we have experienced delays in such procurement. We have established a geographically diverse group of suppliers, which is intended to ensure that our customers have access to affordable and effective solar energy and storage options despite potential trade, geopolitical or event-driven risks. We do anticipate continuing impacts to our ability to source parts for our solar energy systems or energy storage systems, which we are endeavoring to mitigate via advanced planning and ordering from our diverse network of suppliers. However, if supply chains become even further disrupted due to additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become more adversely impacted.
There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Some states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Restrictions of this nature have caused, and may continue to cause, us to experience operational delays and may cause milestones or deadlines relating to various project documents to be missed. To date, we have not received notices from our dealers regarding significant performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers’ ability to make payments on their solar service agreements. Periods of a lack of availability of credit may lead to increased delinquency and default rates. We have not experienced a significant increase in default or delinquency rates to date. However, if existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could materialize, which would also negatively impact our future financial performance. Moreover, the Russia invasion of Ukraine may further exacerbate some of the supply chain issues.
We cannot predict the full impact the COVID-19 pandemic, the Russia invasion of Ukraine, or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the duration of the Russia invasion of Ukraine and associated sanctions, the distribution, acceptance and efficacy of the vaccine, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” elsewhere in our 2021 Annual Report on Form 10-K.
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

	As of March 31, 2022	As of March 31, 2021	Change
Megawatts installed	362	247	115
Cumulative megawatts installed increased from 247 MW as of March 31, 2021, to 362 MW as of March 31, 2022.

	As of March 31, 2022	As of December 31, 2021	Change
Megawatts installed	362	362	—
Cumulative megawatts installed remained flat as of March 31, 2021, as compared to December 31, 2021.
Non-GAAP Financial Measures
Adjusted EBITDA
We define adjusted EBITDA as net income plus net interest expense, depreciation, amortization and accretion expense, income tax expense, acquisition and entity formation costs, non-cash compensation expense, and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, gain or loss on fair value remeasurement of contingent consideration, change in fair value of redeemable warrant liability, change in fair value of alignment shares liability, and other miscellaneous items of other income and expenses.
We define adjusted EBITDA margin as adjusted EBITDA divided by operating revenues.
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that we use to measure out performance. We believe that investors and analysts also use adjusted EBITDA in evaluating our operating performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to adjusted EBITDA is net income and to adjusted EBITDA margin is net income over operating revenues. The presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed to suggest that our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of adjusted EBITDA and adjusted EBITDA margin are not necessarily comparable to adjusted EBITDA as calculated by other companies and investors and analysts should read carefully the components of our calculations of these non-GAAP financial measures.
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Net income to Adjusted EBITDA:
Net income	$60,135	$263
Income tax benefit	(123)	(1,037)
Interest expense, net	4,938	3,913
Depreciation, amortization and accretion expense	6,822	4,388
Non-cash compensation expense	1,305	37
Acquisition and entity formation costs	294	147
Loss (gain) on fair value of contingent consideration	169	(1,275)
Change in fair value of redeemable warrant liability	(18,458)	—
Change in fair value of alignment shares liability	(46,346)	—
Other expense (income), net	15	(111)
Adjusted EBITDA	$8,751	$6,325

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$8,751	$6,325
Operating revenues, net	19,199	12,471
Adjusted EBITDA margin	46%	51%
Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives. Approximately 60% of our combined power purchase agreements and net metering credit agreements are variable-rate contracts and 40% are fixed-rate contracts.
Revenue under power purchase agreements. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of March 31, 2022, PPAs have a weighted-average remaining life of 15 years.
Revenue from net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of March 31, 2022, NMCAs have a weighted-average remaining life of 18 years.
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
Rental income. A portion of the Company’s energy revenue is derived from long-term PPAs accounted for as operating leases under Accounting Standards Codification ("ASC") 840, Leases. Rental income under these lease agreements is recorded as revenue when the electricity is delivered to the customer.
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
Fair Value Remeasurement of Contingent Consideration. In connection with the Solar Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our Annual Report on Form 10-K), contingent consideration of up to an aggregate of $10.5 million may be payable upon achieving certain market power rates and actual power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business.
Stock-Based Compensation. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 12, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). Redeemable Warrant Liability was remeasured as of March 31, 2022, and the resulting gain was included in the condensed consolidated statements of operations. As our Redeemable Warrants (other than the Private Placement Warrants) continue to trade separately on the NYSE following the Merger, the Company determines the fair value of the Redeemable Warrants based on the quoted trading price of those warrants. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. The Company determines the fair value of the Redeemable Warrants, including Private Placement Warrants, based on the quoted trading price of the Redeemable Warrants.
Change in Fair Value of Alignment Shares Liability. Alignment shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of March 31, 2022, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other Expense (Income), Net. Other income and expenses primarily represent state grants and other miscellaneous items.
Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Income Tax Benefit. We account for income taxes under ASC 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a partial valuation allowance on our deferred state tax assets because we believe it is more likely than not that a portion of our deferred state tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation at Book Value.

Results of Operations – Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021 (Unaudited)

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Operating revenues, net	$19,199	$12,471	$6,728	53.9%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	4,064	2,920	1,144	39.2%
General and administrative	6,384	3,226	3,158	97.9%
Depreciation, amortization and accretion expense	6,822	4,388	2,434	55.5%
Acquisition and entity formation costs	294	147	147	100.0%
Loss (gain) on fair value remeasurement of contingent consideration	169	(1,275)	1,444	(113.3)%
Stock-based compensation	1,305	37	1,268	3,427.0%
Total operating expenses	$19,038	$9,443	$9,595	101.6%
Operating income	161	3,028	(2,867)	(94.7)%
Other (income) expense
Change in fair value of redeemable warrant liability	(18,458)	—	(18,458)	100.0%
Change in fair value of alignment shares liability	(46,346)	—	(46,346)	100.0%
Other expense (income), net	15	(111)	126	(113.5)%
Interest expense, net	4,938	3,913	1,025	26.2%
Total other (income) expense	$(59,851)	$3,802	$(63,653)	(1,674.2)%
Income (loss) before income tax benefit	$60,012	$(774)	$60,786	(7,853.5)%
Income tax benefit	123	1,037	(914)	(88.1)%
Net income	$60,135	$263	$59,872	22,765.0%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(284)	(699)	415	(59.4)%
Net income attributable to Altus Power, Inc.	$60,419	$962	$59,457	6,180.6%
Net income per share attributable to common stockholders
Basic	$0.39	$0.01	$0.38	3,553.4%
Diluted	$0.39	$0.01	$0.38	3,604.8%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	152,662,512	88,741,089	63,921,423	72.0%
Diluted	153,586,538	89,991,570	63,594,968	70.7%

Operating Revenues, Net

	Three Months Ended March 31,		Change
	2022	2021	Change	%
	(in thousands)
Revenue under power purchase agreements	$4,182	$3,132	$1,050	33.5%
Revenue from net metering credit agreements	3,910	2,944	966	32.8%
Solar renewable energy certificate revenue	9,531	5,565	3,966	71.3%
Rental income	644	114	530	464.9%
Performance-based incentives	359	551	(192)	(34.8)%
Other revenue	573	165	408	247.3%
Total	$19,199	$12,471	$6,728	53.9%
Operating revenues, net increased by $6.7 million, or 53.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to March 31, 2021.
Cost of Operations

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$4,064	$2,920	$1,144	39.2%
Cost of operations increased by $1.1 million, or 39.2%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to March 31, 2021.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$6,384	$3,226	$3,158	97.9%
General and administrative expense increased by $3.2 million, or 97.9%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, Amortization and Accretion Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$6,822	$4,388	$2,434	55.5%
Depreciation, amortization and accretion expense increased by $2.4 million, or 55.5%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to March 31, 2021.

Acquisition and Entity Formation Costs

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Acquisition and entity formation costs	$294	$147	$147	100.0%
Acquisition and entity formation costs increased by $0.1 million, or 100.0%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to costs associated with the Merger.
Loss (gain) on fair value remeasurement of contingent consideration

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Loss (gain) on fair value remeasurement of contingent consideration	$169	$(1,275)	$1,444	(113.3)%
Loss (gain) on fair value remeasurement of contingent consideration is primarily associated with the Solar Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our 2021 Annual Report on Form 10-K) completed on December 22, 2020. Loss on fair value remeasurement was recorded for the three months ended March 31, 2022, due to changes in the values of significant assumptions used in the measurement, including the estimated volumes of power generation of acquired solar energy facilities.
Stock-based compensation

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Stock-based compensation	$1,305	$37	$1,268	3,427.0%
Stock-based compensation increased by $1.3 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 12, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which was adopted on July 12, 2021.
Change in fair value of redeemable warrant liability

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$(18,458)	$—	$(18,458)	100.0%
In connection with the Merger, the Company assumed a redeemable warrant liability which was remeasured as of March 31, 2022, and the resulting gain was included in the consolidated statement of operations. The gain was primarily driven by the decrease in the quoted price of the Company's Redeemable Warrants as of March 31, 2022, compared to December 31, 2021.
Change in fair value of alignment shares liability

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of alignment shares liability	$(46,346)	$—	$(46,346)	100.0%

In connection with the Merger, the Company assumed a liability related to alignment shares, which was remeasured as of March 31, 2022, and the resulting gain was included in the consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of March 31, 2022, compared to December 31, 2021.
Other Expense (Income), Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Other expense (income), net	$15	$(111)	$126	(113.5)%
Other expense was approximately zero during the three months ended March 31, 2022, as compared to other income of $0.1 million during the three months ended March 31, 2021, due to miscellaneous other income and expense items during each period.
Interest Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$4,938	$3,913	$1,025	26.2%
Interest expense increased by $1.0 million, or 26.2%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the increase of outstanding debt held by the Company during these periods but offset by a lower blended interest rate on the Amended Rated Term Loan Facility.
Income Tax Benefit

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Income tax benefit	$123	$1,037	$(914)	(88.1)%
For the three months ended March 31, 2022, the Company recorded an income tax benefit of $0.1 million in relation to pretax income of $60.0 million, which resulted in an effective income tax rate of negative 0.2%. The effective income tax rate was primarily impacted by $13.6 million of income tax benefit related to fair value adjustments on redeemable warrants and alignment shares, $1.4 million of income tax expense associated with nondeductible compensation, $0.3 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.1 million of state income tax benefit.
Related to the $13.6 million of income tax benefit, the Company has issued redeemable warrants and alignment shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and alignment shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
For the three months ended March 31, 2021, the Company recorded an income tax benefit of $1.0 million in relation to a pretax loss of $0.8 million, which resulted in an effective income tax rate of negative 134.0%. The effective income tax rate was primarily impacted by $0.6 million of income tax benefit due to net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $0.2 million of state income tax benefit, and $0.3 million of income tax benefit associated with the remeasurement of contingent consideration.

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(284)	$(699)	$415	(59.4)%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests decreased by $0.4 million, or 59.4%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due a higher amount of taxable income attributable to noncontrolling interests in the current period.
Liquidity and Capital Resources
As of March 31, 2022, the Company had total cash and restricted cash of $322.5 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash and Restricted Cash,” to our condensed consolidated financial statements.
We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included proceeds from the issuance of redeemable preferred stock, borrowings under our debt facilities, third party tax equity investors and cash from operations. Additionally, the Company received cash proceeds of $293 million as a result of the Merger. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy facilities. We will seek to raise additional required capital from borrowings under our existing debt facilities, third party tax equity investors and cash from operations.
The solar energy systems that are in service are expected to generate a positive return rate over the useful life, typically 32 years. Typically, once solar energy systems commence operations, they do not require significant additional capital expenditures to maintain operating performance. However, in order to grow, we are currently dependent on financing from outside parties. The Company will have sufficient cash and cash flows from operations to meet working capital, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our ability to raise additional financing. If financing is not available to us on acceptable terms if and when needed, we may be unable to finance installation of our new customers’ solar energy systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our tax equity funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain tax equity funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition.
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of March 31, 2022, we do not expect to cancel these agreements.
The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of March 31, 2022 and 2021, the Company had outstanding letters of credit and surety bonds totaling $10.6 million. Our outstanding letters of credit are primarily used to fund the debt service reserve account associated with the

Amended Rated Term Loan. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
Debt
Amended Rated Term Loan Facility
As part of the Blackstone Capital Facility, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $251.0 million term loan facility with Blackstone Insurance Solutions ("BIS") through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the "Rated Term Loan").
On August 25, 2021, APAF entered into an Amended and Restated Credit Agreement with BIS to refinance the Rated Term Loan (hereby referred to as the “Amended Rated Term Loan”). The Amended Rated Term Loan added an additional $135.6 million to the facility, bringing the aggregate facility to $503.0 million. The Amended Rated Term Loan has a weighted average 3.51% annual fixed rate, reduced from the previous weighted average rate of 3.70%, and matures on February 29, 2056 (“Final Maturity Date”).
The Amended Rated Term Loan amortizes at an initial rate of 2.5% of outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date.
As of March 31, 2022, the outstanding principal balance of the Rated Term Loan was $496.6 million less unamortized debt discount and loan issuance costs totaling $8.2 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $500.0 million less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of March 31, 2022, and December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due dates. The Company expects to deliver the audited financial statements before the extended reporting deliverable due dates.
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
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to .50% per year of the daily unused amount of the commitment. As of March 31, 2022, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.2 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of March 31, 2022, and December 31, 2021, the Company had an unused borrowing capacity of $169.7 million. For the three months ended March 31, 2022, and 2021 the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.1 million, respectively, which were capitalized as part of property, plant and equipment. Also, on October 23, 2020, the Company entered into an additional letters of credit facility with Fifth Third Bank for the total capacity of $10.0 million. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants.
Financing Lease Obligations
From time to time, the Company sells equipment to third parties and enters into master lease agreements to lease the equipment back for an agreed-upon term. Due to certain forms of continuous involvement provided by the master lease agreements, sale leaseback accounting is prohibited under ASC 840. Therefore, the Company accounts for these transactions using the financing method by recognizing the sale proceeds as a financing obligation and the assets subject to the sale-leaseback remain on the balance sheet of the Company and are being depreciated. The aggregate proceeds have been recorded as long-term debt within the condensed consolidated balance sheets.

As of March 31, 2022, the Company recorded a financing obligation of $36.6 million, net of $1.1 million of deferred transaction costs. As of December 31, 2021, the Company recorded a financing obligation of $36.5 million, net of $1.1 million of deferred transaction costs. Payments of $0.2 million and zero were made under financing obligations for the three months ended March 31, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended March 31, 2022 and 2021, was $0.4 million and zero, respectively.
Cash Flows
For the Three Months Ended March 31, 2022 and 2021
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used for):
Operating activities	$3,499	$3,222
Investing activities	(6,571)	(8,671)
Financing activities	(4,720)	(8,201)
Net decrease in cash and restricted cash	$(7,792)	$(13,650)
Operating Activities
During the three months ended March 31, 2022 cash provided by operating activities of $3.5 million consisted primarily of net income of $60.1 million adjusted for net non-cash income of $56.5 million and decrease in net liabilities by $0.1 million.
During the three months ended March 31, 2021, cash provided by operating activities of $3.2 million consisted primarily of net income of $0.3 million adjusted for net non-cash expenses of $2.2 million and increase in net liabilities by $0.7 million.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $6.6 million, fully consisting of capital expenditures.
During the three months ended March 31, 2021, net cash used in investing activities was $8.7 million, consisting of $2.2 million of capital expenditures, $5.0 million to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, and $1.5 million to acquire businesses, net of cash and restricted cash acquired.
Financing Activities
Net cash used for financing activities was $4.7 million for the three months ended March 31, 2022, which primarily consisted of $3.4 million to repay long-term debt, $0.7 million paid for equity issuance costs, and $0.6 million of distributions to noncontrolling interests.
Net cash used for financing activities was $8.2 million for the three months ended March 31, 2021, which consisted primarily of $6.7 million to repay long-term debt, $8.4 million of paid dividends and commitment fees on Series A preferred stock, $0.5 million of distributions to noncontrolling interests, and $0.1 million of paid contingent consideration. Cash used for financing activities was partially off-set by $7.4 million of proceeds from issuance of long-term debt.

Critical Accounting Policies and Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2022, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2021 Annual Report on Form 10-K.
Other than the policies noted in Note 2, “Significant Accounting Policies,” in the Company’s notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements in our 2021 Annual Report on Form 10-K.
Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Altus has elected to use the extended transition period for new or revised accounting standards during the period in which we remain an EGC.
We expect to remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we, as applicable, have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
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
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transactions.
Interest Rate Risk
A significant portion of our outstanding debt has a fixed interest rate (for further details refer to Note 5, "Debt," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). However, changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations, and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net loss, or cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”).
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
Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2021 Annual Report on Form 10-K.
Remediation Plan
As previously described in Part II, Item 9A of our 2021 Annual Report on Form 10-K, with the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:
•We have proceeded with steps intended to remediate the insufficient qualified personnel material weakness, including hiring additional finance department employees with appropriate expertise, including a Technical Accounting Manager, Accounts Payable Manager, and Tax Director;
•We have hired a SOX Manager that specializes in internal controls and organizational risk assessment, identification of control activities, controls documentation and the enhancement of ongoing monitoring activities related to the internal controls over financial reporting to address the lack of a formalized risk assessment process; and
•We have proceeded with steps intended to remediate the selection and development of the control activities material weakness through the documentation of processes and controls in the financial statement close, reporting and disclosure processes while working to deploy a new enterprise resource planning system designed to improve the accuracy and controls over financial reporting. The new system enhancements and activities are designed to enable us to broaden the scope and quality of our internal reviews of information supporting financial reporting and to formalize and enhance our internal control procedures.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.
Changes in Internal Control over Financial Reporting

As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. In addition, during the quarter ended March 31, 2022, we have completed the implementation of an accounting system, which enables a more efficient financial statements closing process. Other than those measures, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 16, 2022	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Date: May 16, 2022	By:	/s/ Lars R. Norell
	Name:	Lars R. Norell
	Title:	Co-Chief Executive Officer

Date: May 16, 2022	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer