Form 10-Q
period 2022-06-30
Altus Power, Inc.
filed 2022-08-15
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of July 29, 2022, there were 154,718,268 shares of Class A common stock outstanding and 1,207,500 shares of Class B common stock outstanding.

Part I. Financial Statements
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues, net	$24,762	$17,613	$43,961	$30,084
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	4,290	3,236	8,354	6,156
General and administrative	6,558	4,220	12,942	7,443
Depreciation, amortization and accretion expense	6,863	4,470	13,685	8,858
Acquisition and entity formation costs	52	85	346	232
Gain on fair value remeasurement of contingent consideration, net	(1,140)	(775)	(971)	(2,050)
Stock-based compensation	2,657	37	3,962	77
Total operating expenses	$19,280	$11,273	$38,318	$20,716
Operating income	5,482	6,340	5,643	9,368
Other (income) expense
Change in fair value of redeemable warrant liability	(4,659)	—	(23,117)	—
Change in fair value of alignment shares liability	(16,705)	—	(63,051)	—
Other income, net	(608)	(138)	(593)	(249)
Interest expense, net	5,173	4,826	10,111	8,739
Total other (income) expense	$(16,799)	$4,688	$(76,650)	$8,490
Income before income tax expense	$22,281	$1,652	$82,293	$878
Income tax expense	(707)	(2,092)	(584)	(1,055)
Net income (loss)	$21,574	$(440)	$81,709	$(177)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,541)	749	(2,825)	50
Net income (loss) attributable to Altus Power, Inc.	$24,115	$(1,189)	$84,534	$(227)
Net income (loss) per share attributable to common stockholders
Basic	$0.16	$(0.01)	$0.55	$—
Diluted	$0.16	$(0.01)	$0.55	$—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	153,310,068	88,741,089	152,988,078	88,741,089
Diluted	153,954,843	88,741,089	153,771,992	88,741,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$295,079	$325,983
Current portion of restricted cash	2,459	2,544
Accounts receivable, net	13,158	9,218
Other current assets	5,748	6,659
Total current assets	316,444	344,404
Restricted cash, noncurrent portion	1,794	1,794
Property, plant and equipment, net	764,884	745,711
Intangible assets, net	19,383	16,702
Other assets	3,547	4,638
Total assets	$1,106,052	$1,113,249
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$2,869	$3,591
Interest payable	4,383	4,494
Current portion of long-term debt, net	15,726	21,143
Other current liabilities	4,597	3,663
Total current liabilities	27,575	32,891
Redeemable warrant liability	19,476	49,933
Alignment shares liability	64,408	127,474
Long-term debt, net of unamortized debt issuance costs and current portion	522,604	524,837
Intangible liabilities, net	12,844	13,758
Asset retirement obligations	7,689	7,628
Deferred tax liabilities, net	10,153	9,603
Other long-term liabilities	6,480	5,587
Total liabilities	$671,229	$771,711
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	16,103	15,527
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of June 30, 2022, and December 31, 2021; 154,718,268 and 153,648,830 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	15	15
Preferred stock $0.0001 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022, and December 31, 2021	—	—
Additional paid-in capital	416,832	406,259
Accumulated deficit	(16,822)	(101,356)
Total stockholders' equity	$400,025	$304,918
Noncontrolling interests	18,695	21,093
Total equity	$418,720	$326,011
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$1,106,052	$1,113,249

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 5).

(In thousands)	As of June 30, 2022	As of December 31, 2021
Assets of consolidated VIEs, included in total assets above:
Cash	$8,298	$7,524
Current portion of restricted cash	1,478	1,763
Accounts receivable, net	5,036	2,444
Other current assets	1,381	1,400
Restricted cash, noncurrent portion	1,437	1,122
Property, plant and equipment, net	362,679	363,991
Intangible assets, net	5,729	6,909
Other assets	630	739
Total assets of consolidated VIEs	$386,668	$385,892
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$460	$419
Current portion of long-term debt, net	3,015	2,457
Other current liabilities	1,241	776
Long-term debt, net of unamortized debt issuance costs and current portion	33,536	34,022
Intangible liabilities, net	1,800	2,420
Asset retirement obligations	4,039	3,988
Other long-term liabilities	652	548
Total liabilities of consolidated VIEs	$44,743	$44,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of March 31, 2021	89,999,976	$9	$202,178	$(84,589)	$117,598	$14,758	$132,356
Cash contributions from noncontrolling interests	—	—	—	—	—	439	439
Accretion of Series A preferred stock	—	—	539	(539)	—	—	—
Stock-based compensation	—	—	41	—	41	—	41
Accrued dividends and commitment fees on Series A preferred stock	—	—	4,263	(4,263)	—	—	—
Cash distributions to noncontrolling interests	—	—	—	—	—	(345)	(345)
Net loss	—	—	—	(1,189)	(1,189)	(285)	(1,474)
As of June 30, 2021	89,999,976	$9	$207,021	$(90,580)	$116,450	$14,567	$131,017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of March 31, 2022	153,648,830	$15	$406,867	$(40,937)	$365,945	$20,361	$386,306
Stock-based compensation	—	—	2,657	—	2,657	—	2,657
Cash distributions to noncontrolling interests	—	—	—	—	—	(336)	(336)
Cash contributions from non-controlling interests	—	—	—	—	—	1,064	1,064
Conversion of alignment shares to class A common stock and exercised warrants	2,021	—	—	—	—	—	—
Exchange of warrants into common stock	1,067,417	—	7,308	—	7,308	—	7,308
Net income (loss)	—	—	—	24,115	24,115	(2,394)	21,721
As of June 30, 2022	154,718,268	$15	$416,832	$(16,822)	$400,025	$18,695	$418,720
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non Controlling Interests	Total Equity (Deficit)
	Shares	Amount
As of December 31, 2020 (as previously reported)	1,029	$1	$2,033	$(80,802)	$(78,768)	$14,016	$(64,752)
Retroactive application of recapitalization	89,998,947	8	203,739	—	203,747	—	203,747
As of December 31, 2020, effect of reverse acquisition	89,999,976	$9	$205,772	$(80,802)	$124,979	$14,016	$138,995
Cash contributions from noncontrolling interests	—	—	—	—	—	439	439
Accretion of Series A preferred stock	—	—	1,072	(1,072)	—	—	—
Stock-based compensation	—	—	78	—	78	—	78
Accrued dividends and commitment fees on Series A preferred stock	—	—	8,479	(8,479)	—	—	—
Payment of dividends and commitment fees on Series A preferred stock	—	—	(8,380)	—	(8,380)	—	(8,380)
Cash distributions to noncontrolling interests	—	—	—	—	—	(605)	(605)
Accrued distributions to noncontrolling interests	—	—	—		—	(146)	(146)
Net income (loss)	—	—	—	(227)	(227)	863	636
As of June 30, 2021	89,999,976	9	207,021	(90,580)	116,450	14,567	131,017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	—	—	3,962	—	3,962	—	3,962
Cash distributions to noncontrolling interests	—	—	—	—	—	(666)	(666)
Cash contributions from noncontrolling interests	—	—	—	—	—	1,064	1,064
Equity issuance costs	—	—	(712)	—	(712)	—	(712)
Conversion of alignment shares to Class A Common Stock and exercised warrants	2,021	—	15	—	15	—	15
Exchange of warrants into common stock	1,067,417		7,308	—	7,308	—	7,308
Net income (loss)	—	—	—	84,534	84,534	(2,796)	81,738
As of June 30, 2022	154,718,268	$15	$416,832	$(16,822)	$400,025	$18,695	$418,720
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$81,709	$(177)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization and accretion	13,685	8,858
Unrealized gain on interest rate swaps	(1,777)	(292)
Deferred tax expense	550	1,069
Amortization of debt discount and financing costs	1,428	1,443
Change in fair value of redeemable warrant liability	(23,117)	—
Change in fair value of alignment shares liability	(63,051)	—
Remeasurement of contingent consideration	(971)	(2,050)
Stock-based compensation	3,962	77
Other	(189)	(194)
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(3,940)	(3,836)
Other assets	2,712	(4)
Accounts payable	(722)	4,062
Interest payable	(78)	776
Other liabilities	1,668	(247)
Net cash provided by operating activities	11,869	9,485
Cash flows used for investing activities
Capital expenditures	(23,338)	(6,277)
Payments to acquire businesses, net of cash and restricted cash acquired	—	(2,126)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(11,572)	(4,968)
Net cash used for investing activities	(34,910)	(13,371)
Cash flows used for financing activities
Proceeds from issuance of long-term debt	—	26,391
Repayment of long-term debt	(8,120)	(16,680)
Payment of debt issuance costs	(42)	(596)
Payment of dividends and commitment fees on Series A preferred stock	—	(8,380)
Payment of deferred transaction costs	—	(2,140)
Payment of contingent consideration	(45)	(102)
Payment of equity issuance costs	(744)	—
Contributions from noncontrolling interests	2,151	439
Distributions to noncontrolling interests	(1,148)	(1,102)
Net cash used for financing activities	(7,948)	(2,170)
Net decrease in cash, cash equivalents, and restricted cash	(30,989)	(6,056)
Cash, cash equivalents, and restricted cash, beginning of period	330,321	38,206
Cash, cash equivalents, and restricted cash, end of period	$299,332	$32,150

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$9,804	$6,822
Cash paid for taxes	39	99
Non-cash investing and financing activities
Asset retirement obligations	$96	$223
Acquisitions of property and equipment included in other current liabilities	1,334	819
Deferred transaction costs not yet paid	—	2,810
Accrued dividends and commitment fees on Series A preferred stock	—	8,480
Accrued distributions to non-controlling interests	—	145
Construction loan conversion	(4,186)	—
Term loan conversion	4,186	—
Conversion of alignment shares into common stock	15	—
Exchange of warrants into common stock	7,303	—
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
On December 9, 2021 (the "Closing Date"), CBRE Acquisition Holdings, Inc. ("CBAH"), a special purpose acquisition company, consummated the business combination pursuant to the terms of the business combination agreement entered into on July 12, 2021 (the "Business Combination Agreement"), whereby, among other things, CBAH Merger Sub I, Inc. ("First Merger Sub") merged with and into Altus Power, Inc. (f/k/a Altus Power America, Inc.) ("Legacy Altus") with Legacy Altus continuing as the surviving corporation, and immediately thereafter Legacy Altus merged with and into CBAH Merger Sub II, Inc. ("Second Merger Sub") with Second Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of CBAH (together with the merger with the First Merger Sub, the “Merger”). In connection with the closing of the Merger, CBAH changed its name to "Altus Power, Inc." and CBAH Merger Sub II (after merger with Legacy Altus) changed its name to "Altus Power, LLC."
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 filed with the Company’s 2021 annual report on Form 10-K on March 24, 2022, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2021, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2022, and the results of operations and cash flows for the three and six months ended June 30, 2022, and 2021. The results of

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
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
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the co-chief executive officers. Based on the financial information presented to and reviewed by the chief operating decision makers in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment, which includes revenue under power purchase agreements, revenue from net metering credit agreements, solar renewable energy certificate revenue, rental income, performance-based incentives, and other revenue. The Company’s principal operations, revenue and decision-making functions are located in the United States.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents includes all cash balances on deposit with financial institutions and readily marketable securities with original maturity dates of three months or less at the time of acquisition that are denominated in U.S. dollars. Pursuant to the budgeting process, the Company maintains certain cash and cash equivalents on hand for possible equipment replacement related costs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$295,079	$325,983
Current portion of restricted cash	2,459	2,544
Restricted cash, noncurrent portion	1,794	1,794
Total	$299,332	$330,321
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had no customers that accounted for over 10% of total accounts receivable as of June 30, 2022, and no customers that individually accounted for more than 10% of revenue for the three and six months ended June 30, 2022.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company had two customers that individually accounted for 16.0% and 11.7% of total accounts receivable as of December 31, 2021. The Company had one customer that individually accounted for 11.6% of total revenue for the three months ended June 30, 2021. The Company had no customers that individually accounted for more than 10% of total revenue for the six months ended June 30, 2021.
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
3.Revenue and Accounts Receivable
Disaggregation of Revenue
The following table presents the detail of revenues as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue under power purchase agreements	$6,730	$4,653	$10,912	$7,784
Revenue from net metering credit agreements	7,822	7,155	11,722	10,465
Solar renewable energy certificate revenue	7,975	4,900	17,506	10,099
Rental income	785	539	1,429	760
Performance-based incentives	295	260	654	811
Other revenue	1,155	106	1,738	165
Total	$24,762	$17,613	$43,961	$30,084

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
Power purchase agreements	$4,164	$1,678
Net metering credit agreements	3,154	3,322
Solar renewable energy certificates	4,785	3,789
Rental income	36	350
Performance-based incentives	496	4
Other	523	75
Total	$13,158	$9,218
Payment is typically received within 30 days for invoiced revenue as part of power purchase agreements (“PPAs”) and net metering credit agreements (“NMCAs”). Receipt of payment relative to invoice date varies by customer for renewable energy certificates ("RECs"). The Company does not have any other significant contract asset or liability balances related to revenues. As of June 30, 2022, and December 31, 2021, the Company determined that the allowance for uncollectible accounts is $0.4 million and $0.4 million, respectively.
4.Acquisitions
2022 Acquisitions
Stellar NJ Acquisition
On April 1, 2022, the Company acquired a 1.0 MW solar energy facility located in New Jersey (the "Stellar NJ Acquisition") from a third party for a total purchase price of $1.3 million. The transaction was accounted for as an acquisition of assets, whereby the Company acquired $2.3 million of property, plant and equipment and assumed $0.4 million of intangible liabilities and $0.6 million of other liabilities. The intangible liability assumed is associated with an unfavorable rate power purchase agreement and has a weighted average amortization period of 15 years.
Stellar HI 2 Acquisition
On June 10, 2022, the Company acquired a 4.6 MW portfolio of six solar energy facilities located in Hawaii (the "Stellar HI 2 Acquisition") from a third party for a total purchase price of $9.9 million, including $0.2 million of transaction related costs. This transaction was accounted for as an acquisition of assets, whereby the Company acquired $7.3 million of property, plant and equipment and $3.1 million of intangible assets, and assumed $0.5 million of intangible liabilities and $0.1 million of asset retirement obligations.
The Company attributed intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power generated by the acquired solar energy facilities, as well as a favorable rate lease. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts	$2,903	10 years
Site lease acquisition	229	15 years
Unfavorable rate revenue contracts	(464)	14 years

2021 Acquisitions

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Gridley Acquisition
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
5.Variable Interest Entity
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, therefore, has consolidated the VIEs as of June 30, 2022, and December 31, 2021. No VIEs were deconsolidated during the six months ended June 30, 2022 and 2021.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the six months ended June 30, 2022 and 2021, as determined in the respective operating agreement.
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of June 30, 2022	As of December 31, 2021
Current assets	$16,193	$13,131
Non-current assets	370,475	372,761
Total assets	$386,668	$385,892
Current liabilities	$4,716	$3,652
Non-current liabilities	40,027	40,978
Total liabilities	$44,743	$44,630
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the six months ended June 30, 2022 and 2021, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During each of the six months ended June 30, 2022 and the year ended December 31, 2021, the Company consolidated twenty-five VIEs. No VIEs were deemed significant as of June 30, 2022 and December 31, 2021.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

6.Debt

	As of June 30, 2022	As of December 31, 2021	Interest Type	Weighted average interest rate
Long-term debt
Amended rated term loan	$493,465	$499,750	Fixed	3.51%
Construction loans	—	5,593	Floating	—%
Term loans	16,520	12,818	Floating	3.31%
Financing lease obligations	37,643	37,601	Imputed	3.65%
Total principal due for long-term debt	547,628	555,762
Unamortized discounts and premiums	(118)	(176)
Unamortized deferred financing costs	(9,180)	(9,606)
Less: Current portion of long-term debt	15,726	21,143
Long-term debt, less current portion	$522,604	$524,837
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
As of June 30, 2022, the outstanding principal balance of the Rated Term Loan was $493.5 million less unamortized debt discount and loan issuance costs totaling $8.0 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $500.0 million less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of June 30, 2022, the Company was in compliance with all covenants. As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on May 25, 2022, before the extended reporting deliverable due date.
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. During the three and six months ended June 30, 2022, the Company converted the outstanding construction loan of $5.6 million into the term loan of $4.2 million. As of June 30, 2022, the outstanding principal balances of the construction loan and term loan were zero and $16.2 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of June 30, 2022, and December 31, 2021, the Company had an unused borrowing capacity of $171.3 million. For the three months ended June 30, 2022, and 2021, the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.1 million, respectively. For the six months ended June 30, 2022, and 2021 the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.3 million, respectively. These interest costs were capitalized as part of property, plant and equipment. Also, on October 23, 2020, the Company entered into an additional letters of credit facility with Fifth Third Bank for the total capacity of $10.0 million. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of June 30, 2022, and December 31, 2021, the Company was in compliance with all covenants.
As of June 30, 2022, and December 31, 2021, the total letters of credit outstanding with Fifth Third Bank were $10.0 million with an unused capacity of zero. As of June 30, 2022, and December 31, 2021, the total letters of credit outstanding with Deutsche Bank were $0.7 million and $0.6 million, respectively, with an unused capacity of $11.8 million and $11.9 million, respectively. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying condensed consolidated balance sheets. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company’s borrowing facility capacity.
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
As of June 30, 2022 and December 31, 2021, the Company's recorded financing obligations were $36.5 million, net of $1.1 million of deferred transaction costs. Payments of $0.6 million and zero were made under financing lease obligations for the three months ended June 30, 2022, and 2021, respectively. Payments of $0.8 million and zero were made under financing obligations for the six months ended June 30, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the three months ended June 30, 2022, and 2021, was $0.4 million and zero, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the six months ended June 30, 2022 and 2021, was $0.7 million and zero, respectively.
The table below shows the minimum lease payments under the financing lease obligations for the years ended:

2022	$1,493
2023	2,336
2024	2,340
2025	2,353
2026	2,336
Thereafter	14,993
Total	$25,851
The difference between the outstanding financing lease obligation of $37.6 million and $25.9 million of minimum lease payments, including the residual value guarantee, is due to $13.2 million of investment tax credits claimed by the Lessor, less

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
$2.6 million of the implied interest on financing lease obligation included in minimum lease payments. The remaining difference is due to $1.0 million of interest accrued and a $0.1 million difference between the minimum lease payments and the fair value of financing lease obligations acquired.
7.Fair Value Measurements
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
On May 31, 2022, and June 15, 2022, the Company entered into separate, privately negotiated warrant exchange agreements (the "Exchange Agreements") with a limited number of holders of the Company's outstanding Redeemable Warrants. Pursuant to the Exchange Agreements, the Company agreed to issue an aggregate of 1,067,417 shares of Class A common stock to the holders of Redeemable Warrants in exchange for the surrender and cancellation of an aggregate of 4,447,555 Redeemable Warrants. The issuance by the Company of the shares of Common Stock in exchange for the surrender and cancellation of the Redeemable Warrants was made in reliance on the exemption from registration in Section 3(a)(9) of the Securities Act. Immediately prior to the exchange, the Redeemable Warrants were remeasured to fair value based on the trading price of the

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
exchanged shares of common stock, resulting in a gain on fair value remeasurement of $4.1 million within operating income in the condensed consolidated statements of operations for the six months ended June 30, 2022, and a redeemable warrant liability of $7.3 million, which was then reclassified to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2022.
As the remaining Redeemable Warrants (other than our Private Placement Warrants) continue to trade separately on the NYSE following the Merger, the Company determines the fair value of the Redeemable Warrants based on the quoted trading price of those warrants. As the inputs are observable and reflect quoted trading price, the overall fair value measurement of the Redeemable Warrants, excluding Private Placement Warrants, is classified as Level 1. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. Private Placement Warrants are considered Level 2 as they are measured at fair value using observable inputs for similar assets in an active market.

	For the six months ended June 30, 2022
	Units	$
Redeemable warrants, beginning balance	19,429,167	$49,933
Warrants exercised	(10)	—
Exchange of warrants into common stock	(4,447,555)	(7,339)
Forfeiture of fractional warrants	(13)	—
Fair value remeasurement	—	(23,117)
Redeemable warrants, ending balance	14,981,589	$19,476
Alignment Shares Liability
The Company has 1,207,500 Alignment shares outstanding, all of which are held by the Sponsor, certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2021 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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
The Company estimates the fair value of outstanding Alignment shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 69% and risk-free interest rate of 3.0% are not observable inputs, the overall fair value measurement of Alignment shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment shares.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the six months ended June 30, 2022
	Shares	$
Beginning balance	1,408,750	$127,474
Alignment shares converted	(201,250)	(15)
Alignment shares forfeited	—	—
Fair value remeasurement	—	(63,051)
Ending balance	1,207,500	$64,408
Contingent Consideration
Solar Acquisition
In connection with the acquisition of a portfolio of sixteen solar energy facilities with a combined nameplate capacity of 61.5 MW on December 22, 2020 (the "Solar Acquisition"), contingent consideration of up to an aggregate of $10.5 million may be payable upon achieving certain market power rates and actual power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. Liability for the contingent consideration is included in other long-term liabilities in the condensed consolidated balance sheets at the estimated fair value of $1.8 million and $2.3 million as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, the Company recorded $1.1 million and $0.5 million gain on fair value remeasurement of contingent consideration within operating income in the condensed consolidated statements of operations, respectively. For the three and six months ended June 30, 2021, the Company recorded $0.8 million and $2.1 million gain on fair value remeasurement of contingent consideration within operating income in the condensed consolidated statements of operations, respectively. Gain was recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the condensed consolidated statements of operations for the six months ended June 30, 2022. No gain or loss on fair value remeasurement of contingent consideration was recorded for the six months ended June 30, 2021.
8.Equity
As of June 30, 2022, the Company had authorized and issued 988,591,250 and 154,718,268 shares of Class A common stock, respectively. As of December 31, 2021, the Company had authorized and issued 988,591,250 and 153,648,830 shares of Class A common stock, respectively. Class A common stock entitles the holder to one vote on all matters submitte d to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, no common stock dividends have been declared.
As of June 30, 2022, and December 31, 2021, the Company had 1,207,500 and 1,408,750 authorized and issued shares of Class B common stock, respectively, also referred to as Alignment Shares. Refer to Note 7, "Fair Value Measurements," for further details.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the six months ended June 30,
	2022	2021
Redeemable noncontrolling interest, beginning balance	$15,527	$18,311
Cash distributions	(482)	(496)
Accrued distributions to noncontrolling interests	—	(104)
Cash contributions	1,087	—
Net loss attributable to redeemable noncontrolling interest	(29)	(813)
Redeemable noncontrolling interest, ending balance	$16,103	$16,898
10.Commitments and Contingencies
Legal
The Company is a party to a number of claims and governmental proceedings which are ordinary, routine matters incidental to its business. In addition, in the ordinary course of business the Company periodically has disputes with vendors, customers, and other counterparties. The outcomes of any current, pending matters are not expected to have, either individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of June 30, 2022, and December 31, 2021, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Leases
The Company has operating leases for land and buildings. For the three months ended June 30, 2022, and 2021, the Company recorded site lease expenses under these agreements totaling $1.1 million and $0.9 million, respectively. For the six months ended June 30, 2022, and 2021, the Company recorded site lease expenses under these agreements totaling $2.4 million and $1.8 million, respectively. Site lease expenses are recorded in cost of operations in the condensed consolidated statements of operations. As of June 30, 2022, and December 31, 2021, $2.8 million and $2.1 million, respectively, have been recorded as other long-term liabilities on the condensed consolidated balance sheets relating to the difference between actual lease payments and straight-line lease expense.
11.Related Party Transactions
There were no amounts due to or from related parties as of June 30, 2022, and December 31, 2021. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Subsidiaries as Amended Rated Term Loan Lender
The Company incurs interest expense on the Amended Rated Term Loan. For the three months ended June 30, 2022, and 2021, the total related party interest expense associated with the Amended Rated Term Loan was $4.4 million and $4.0 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2022, and 2021, the total related party interest expense associated with the Amended Rated Term Loan was $8.7 million and $7.3 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. As of June 30, 2022, and December 31, 2021, interest payable of $4.4 million and $4.5

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
million, respectively, due under the Amended Rated Term Loan was recorded as interest payable on the accompanying condensed consolidated balance sheets.
Master Services Agreement with CBRE
On June 13, 2022, the Company signed a Master Services Agreement ("MSA") with CBRE Group, Inc. ("CBRE"), a related party, under which CBRE will assist the Company in developing clean energy projects. As of June 30, 2022, no amounts have been paid by the Company under the MSA.
12.Earnings per Share
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Altus Power, Inc.	24,115	(1,189)	84,534	(227)
Income attributable to participating securities	(190)	—	(667)	—
Net income (loss) attributable to common stockholders - basic and diluted	23,925	(1,189)	83,867	(227)
Class A Common Stock
Weighted average shares of common stock outstanding - basic(1)	153,310,068	88,741,089	152,988,078	88,741,089
Dilutive restricted stock	644,775	—	645,019	—
Dilutive RSUs	—	—	138,895	—
Weighted average shares of common stock outstanding - diluted(2)	153,954,843	88,741,089	153,771,992	88,741,089
Net income (loss) attributable to common stockholders per share - basic	$0.16	$(0.01)	$0.55	$—
Net income (loss) attributable to common stockholders per share - diluted	$0.16	$(0.01)	$0.55	$—

(1) Excludes 669,101 shares of Company Class A common stock provided to holders of Altus Restricted Shares for the three and six months ended June 30, 2022, and 1,259,887 shares of Company Class A common stock provided to holders of Altus Restricted Shares for the three and six months ended June 30, 2021.
(2) Excludes 5,614,922 Redeemable Warrants and Private Placement Warrants for the three and six months ended June 30, 2022. The Redeemable Warrants and Private Placement Warrants are exercisable at $11.00 per share. As the warrants are deemed anti-dilutive, they are excluded from the calculation of earnings per share.
13.Stock-Based Compensation
The Company recognized $2.7 million and approximately zero of stock-based compensation expense for the three months ended June 30, 2022, and 2021, respectively. The Company recognized $4.0 million and $0.1 million of stock-based compensation expense for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, and December 31, 2021, the Company had $37.1 million and $0.2 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately five years.
Legacy Incentive Plans
Prior to the Merger, Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of June 30, 2022, and December 31, 2021, 126,590 and 446,128 shares of Class A Common Stock were restricted under the APAM Plan, respectively. As of June 30, 2022, and December 31, 2021, 542,511 and 813,759 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
As of June 30, 2022, and December 31, 2021, there were 23,047,325 and 15,364,883 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. For the three months ended June 30, 2022, the Company granted 15,000 RSUs and recognized $2.7 million of stock compensation expense in relation to the incentive plan. For the six months ended June 30, 2022, the Company granted 7,918,789 RSUs and recognized $4.0 million of stock-based compensation expense in relation to the Incentive Plan.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of June 30, 2022, and December 31, 2021, there were 3,072,976 and 1,536,488 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the three and six months ended June 30, 2022.
14.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended June 30, 2022, and 2021, the Company had income tax expense of $0.7 million and income tax expense of $2.1 million, respectively. For the six months ended June 30, 2022, and 2021, the Company had income tax expense

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
of $0.6 million and $1.1 million, respectively. For the six months ended June 30, 2022, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for warrant liabilities and alignment shares, as well as state and local income taxes. For the three months ended June 30, 2021, the effective tax rate differs from the U.S. statutory rate primarily due to effects of noncontrolling interests, redeemable noncontrolling interests, state and local income taxes, and gain on fair value remeasurement of contingent consideration.
15.Subsequent Events
The Company has evaluated subsequent events from June 30, 2022, through August 15, 2022, which is the date the unaudited condensed consolidated financial statements were available to be issued. There are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.
******

ALTUS POWER'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus” or the “Company”) has been prepared by Altus Power's management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, our 2021 Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q. Any references in this section to “we,” “our” or “us” shall mean Altus. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “aims," “may,” “could,” “will,” “should,” “plans,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022 (the “2021 Annual Report on Form 10-K”). These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Altus Power’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to: (1) the ability of Altus Power to maintain its listing on the New York Stock Exchange; (2) the ability to recognize the anticipated benefits of the recently completed business combination and related transactions, which may be affected by, among other things, competition, (3) the ability of Altus Power to grow and manage growth profitably, maintain relationships with customers, business partners, suppliers and agents and retain its management and key employees; (4) changes in applicable laws or regulations; (5) the possibility that Altus Power may be adversely affected by other economic, business, regulatory and/or competitive factors; and (6) the impact of COVID-19, inflationary pressures, and supply chain issues on Altus Power’s business.
Overview
Our mission is to create a clean electrification ecosystem, to drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance (“ESG”) targets. In order to achieve our mission, we develop, own and operate solar generation and energy storage facilities. We have the in house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group ("Blackstone"), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. ("CBRE"), which provides direct access to their portfolio of owned and managed commercial and industrial (“C&I”) properties.
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

Comparability of Financial Information
Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of the recently completed business combination with CBRE Acquisition Holdings, Inc. as described in Note 1, “General,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the "Merger"), recent acquisitions as described in Note 4, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our 2021 Annual Report on Form 10-K, and the cost becoming a public company.
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
Execution of Growth Strategies
We believe we are in the beginning stages of a market opportunity driven by the broad shift away from traditional energy sources to renewable energy and an increasing emphasis by the commercial and industrial sector on their public commitment to decarbonization. We intend to leverage our competitive strengths and market position to become customers’ “one-stop-shop” for the clean energy transition by 1) Using our existing customer and developer networks to build out our electric vehicle ("EV") charging and energy storage offerings and establish a position comparable to that of our C&I solar market position through our existing cross-sell opportunities and 2) partnering with Blackstone and CBRE to access their client relationships, portfolio companies, and their strong brand recognition, to increase the number of customers we can support.
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
•Long-Term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 17 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of June 30, 2022, these variable rate contracts make up approximately 60% of our current installed portfolio. During the six months ended June 30, 2022, overall utility rates have been increasing in states where we have projects under variable rate contracts. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
•Flexible Financing Solutions: We have a market-leading cost of capital in an investment-grade rated scalable credit facility from Blackstone, which enables us to be competitive bidders in asset acquisition and development. In addition to our Blackstone term loan, we also have financing available through a construction to term loan facility. This facility has $200 million of committed capacity which carries a floating rate of LIBOR plus 2.25%.

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
Financing Availability
Our future growth depends in significant part on our ability to raise capital from third-party investors and lenders on competitive terms to help finance the origination of our solar energy systems. We have historically used a variety of structures including tax equity financing, construction loan financing, and term loan financing to help fund our operations. From September 4, 2013, the inception of Legacy Altus, to June 30, 2022, we have raised over $100 million of tax equity financing, $80 million in construction loan financing and $690 million of term loan financing. Our ability to raise capital from third-party investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, interest rate levels, and lenders' concerns about our industry or business.
Cost of Solar Energy Systems
Although the solar panel market has seen an increase in supply in the past few years, most recently, there has been upward pressure on prices due to lingering issues of the COVID-19 pandemic (further discussed below), recent inflationary pressures, growth in the solar industry, regulatory policy changes, tariffs and duties and an increase in demand. As a result of these developments, we have been experiencing higher prices on imported solar modules. The prices of imported solar modules have increased as a result of the COVID-19 pandemic and may increase as a result of the Russia invasion of Ukraine. If there are substantial increases, it may become less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has trended downward making the addition of energy storage systems a potential area of growth for us.
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
Pipeline
As of June 30, 2022, our pipeline of opportunities totaled over one gigawatt and is comprised of approximately 50% potential operating acquisitions and 50% projects under development. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter.
As of June 30, 2022, with respect to the half of our pipeline made up of development projects, approximately 23% of these projects are currently in construction or pre-construction, 36% of these projects are still in the contracting or due diligence phase, and the final 41% represent projects from our client engagements which are progressing toward an agreement in principle.
As of June 30, 2022, with respect to the half of our pipeline made up of potential operating acquisitions, approximately 19% of these projects are currently in the initial engagement phase, 61% of these projects are in negotiation, and the final 20% of these projects are in the closing phase.
Projects originated by our channel partners which we then develop, engineer and construct benefit from a shorter time from agreed terms to revenues, typically 6 to 9 months based on our historical experience. Projects that we are originating ourselves and self-developing, such as those with a lead from CBRE or Blackstone, would historically take 12 to 15 months from agreed terms to bring to commercial operation. Given the supply chain challenges and permitting and interconnection delays described above, as of June 30, 2022, these historical timelines are currently pushed out by approximately 3 to 6 months.
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
Our business operations have continued to function effectively during the pandemic. We are continuously evaluating the pandemic and are taking necessary steps to mitigate known risks. We will continue to adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping our employees and contractors safe. Although we have been able to mitigate to a certain extent the impact to the operations of the Company to date, given that COVID-19 infections remain persistent in many states where we do business and the situation is evolving, we cannot predict the future impact of COVID-19 on our business. We considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were material impacts on our results of operations for the six months ended June 30, 2022, and 2021, as supply chain issues and logistical delays have materially impacted the timing of our construction schedules and likely will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.
The service and installation of solar energy systems has continued during the COVID-19 pandemic. This continuation of service reflects solar services’ designation as an essential service in all of our service territories. Throughout the COVID-19 pandemic, we have seen some impacts to our supply chain affecting the timing of delivery of certain equipment, including, but not limited to, solar modules, inverters, racking systems, and transformers. Although we have been able to ultimately procure the equipment needed to service and install solar energy systems, we have experienced delays in such procurement. We have established a geographically diverse group of suppliers, which is intended to ensure that our customers have access to affordable and effective solar energy and storage options despite potential trade, geopolitical or event-driven risks. We do anticipate continuing impacts to our ability to source parts for our solar energy systems or energy storage systems, which we are endeavoring to mitigate via advanced planning and ordering from our diverse network of suppliers. However, if supply chains become even further disrupted due to additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become more adversely impacted.
Governmental restrictions of implemented to try to slow the spread of the COVID-19 virus have caused, and may continue to cause, us to experience operational delays and may cause milestones or deadlines relating to various project documents to be missed. To date, we have not received notices from our dealers regarding significant performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers’ ability to make payments on their solar service agreements. Periods of a lack of availability of credit may lead to increased delinquency and default rates. We have not experienced a significant increase in default or delinquency rates to date. However, if existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could materialize, which would also negatively impact our future financial performance. Moreover, the Russia invasion of Ukraine may further exacerbate some of the supply chain issues.
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

	As of June 30, 2022	As of June 30, 2021	Change
Megawatts installed	369	262	107
Cumulative megawatts installed increased from 262 MW as of June 30, 2021, to 369 MW as of June 30, 2022.

	As of June 30, 2022	As of December 31, 2021	Change
Megawatts installed	369	362	7
Cumulative megawatts installed increased from 362 MW as of December 31, 2021, to 369 MW as of June 30, 2022.

The following table provides an overview of megawatts installed by state as of June 30, 2022:

State	Megawatts installed	Share, %
Massachusetts	95	26%
New Jersey	92	25%
Minnesota	56	15%
California	34	9%
Hawaii	23	6%
New York	13	4%
Maryland	10	3%
Vermont	8	2%
Connecticut	7	2%
All other	31	8%
Total	369	100%

Megawatt Hours Generated

Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change
Megawatt hours generated	137,000	109,000	28,000
Megawatt hours generated increased from 109,000 MWh for the three months ended June 30, 2021, to 137,000 MWh for the three months ended June 30, 2022.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change
Megawatt hours generated	223,000	172,000	51,000
Megawatt hours generated increased from 172,000 MWh for the six months ended June 30, 2021, to 223,000 MWh for the six months ended June 30, 2022.
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
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that we use to measure our performance. We believe that investors and analysts also use adjusted EBITDA in evaluating our operating performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to adjusted EBITDA is net income and to adjusted EBITDA margin is net income over operating revenues. The presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed to suggest that our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of adjusted EBITDA and adjusted EBITDA margin are not necessarily comparable to adjusted EBITDA as calculated by other companies and investors and analysts should read carefully the components of our calculations of these non-GAAP financial measures.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$21,574	$(440)	$81,709	$(177)
Income tax expense	707	2,092	584	1,055
Interest expense, net	5,173	4,826	10,111	8,739
Depreciation, amortization and accretion expense	6,863	4,470	13,685	8,858
Stock-based compensation	2,657	37	3,962	77
Acquisition and entity formation costs	52	85	346	232
Gain on fair value of contingent consideration, net	(1,140)	(775)	(971)	(2,050)
Change in fair value of redeemable warrant liability	(4,659)	—	(23,117)	—
Change in fair value of alignment shares liability	(16,705)	—	(63,051)	—
Other income, net	(608)	(138)	(593)	(249)
Adjusted EBITDA	$13,914	$10,157	$22,665	$16,485

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
			(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$13,914	$10,157	$22,665	$16,485
Operating revenues, net	24,762	17,613	43,961	30,084
Adjusted EBITDA margin	56%	58%	52%	55%
Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance-based incentives. Approximately 60% of our combined power purchase agreements and net metering credit agreements are variable-rate contracts, 15% are fixed-rate contracts with escalators, and 25% are fixed-rate contracts.
Revenue under power purchase agreements. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of June 30, 2022, PPAs have a weighted-average remaining life of 14 years.
Revenue from net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of June 30, 2022, NMCAs have a weighted-average remaining life of 18 years.
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
Altus expects increased general and administrative expenses as it continues to grow its business but to decrease over time as a percentage of revenue. Altus also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. Further, Altus expects to incur higher expenses for investor relations, accounting advisory, directors' and officers' insurance, and other professional services.
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
Stock-Based Compensation. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 13, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). Redeemable Warrant Liability was remeasured as of June 30, 2022, and the resulting gain was included in the condensed consolidated statements of operations. As our Redeemable Warrants (other than the Private Placement Warrants) continue to trade separately on the NYSE following the Merger, the Company determines the fair value of the Redeemable Warrants based on the quoted trading price of those warrants. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. The Company determines the fair value of the Redeemable Warrants, including Private Placement Warrants, based on the quoted trading price of the Redeemable Warrants.
Change in Fair Value of Alignment Shares Liability. Alignment shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of June 30, 2022, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other (Income) Expense, Net. Other income and expenses primarily represent state grants and other miscellaneous items.
Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Income Tax Expense. We account for income taxes under ASC 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a partial valuation allowance on our deferred state tax assets because we believe it is more likely than not that a portion of our deferred state tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation at Book Value.

Results of Operations – Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021 (Unaudited)

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Operating revenues, net	$24,762	$17,613	$7,149	40.6%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	4,290	3,236	1,054	32.6%
General and administrative	6,558	4,220	2,338	55.4%
Depreciation, amortization and accretion expense	6,863	4,470	2,393	53.5%
Acquisition and entity formation costs	52	85	(33)	(38.8)%
Gain on fair value remeasurement of contingent consideration, net	(1,140)	(775)	(365)	47.1%
Stock-based compensation	2,657	37	2,620	7,081.1%
Total operating expenses	$19,280	$11,273	$8,007	71.0%
Operating income	5,482	6,340	(858)	(13.5)%
Other (income) expense
Change in fair value of redeemable warrant liability	(4,659)	—	(4,659)	100.0%
Change in fair value of alignment shares liability	(16,705)	—	(16,705)	100.0%
Other income, net	(608)	(138)	(470)	340.6%
Interest expense, net	5,173	4,826	347	7.2%
Total other (income) expense	$(16,799)	$4,688	$(21,487)	(458.3)%
Income before income tax expense	$22,281	$1,652	$20,629	1,248.7%
Income tax expense	(707)	(2,092)	1,385	(66.2)%
Net income (loss)	$21,574	$(440)	$22,014	(5,003.2)%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,541)	749	(3,290)	(439.3)%
Net income (loss) attributable to Altus Power, Inc.	$24,115	$(1,189)	$25,304	(2,128.2)%
Net income (loss) per share attributable to common stockholders
Basic	$0.16	$(0.01)	$0.17	(1,264.7)%
Diluted	$0.16	$(0.01)	$0.17	(1,259.8)%
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	153,310,068	88,741,089	64,568,979	72.8%
Diluted	153,954,843	88,741,089	65,213,754	73.5%

Operating revenues, net

	Three Months Ended June 30,		Change
	2022	2021	Change	%
	(in thousands)
Revenue under power purchase agreements	$6,730	$4,653	$2,077	44.6%
Revenue from net metering credit agreements	7,822	7,155	667	9.3%
Solar renewable energy certificate revenue	7,975	4,900	3,075	62.8%
Rental income	785	539	246	100.0%
Performance-based incentives	295	260	35	13.5%
Other revenue	1,155	106	1,049	989.6%
Total	$24,762	$17,613	$7,149	40.6%
Operating revenues, net increased by $7.1 million, or 40.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the increased volume of generated electricity as a result of solar energy facilities acquired and placed in service subsequent to June 30, 2021. We have three main sources of revenue including via power purchase agreements, net metering credit agreements, and the sale of solar renewable energy certificates. The revenue streams from PPAs and NMCAs vary slightly in how the customers are billed and in which states the projects earn credits, but both are products of our 20+ year contracts with our customers who purchase power from our projects. Also the Company has no NMCAs in states where high-profile Net Energy Metering proceedings are occurring, which are focused on utility rate design.
Cost of operations

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$4,290	$3,236	$1,054	32.6%
Cost of operations increased by $1.1 million, or 32.6%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to June 30, 2021.
General and administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$6,558	$4,220	$2,338	55.4%
General and administrative expense increased by $2.3 million, or 55.4%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions and costs associated with operating as a public company.
Depreciation, amortization and accretion expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$6,863	$4,470	$2,393	53.5%

Depreciation, amortization and accretion expense increased by $2.4 million, or 53.5%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to June 30, 2021.
Acquisition and entity formation costs

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Acquisition and entity formation costs	$52	$85	$(33)	(38.8)%
Acquisition and entity formation costs decreased by 38.8% during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to higher costs associated with the Merger and other acquisitions in the prior period.
Gain on fair value remeasurement of contingent consideration, net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Gain on fair value remeasurement of contingent consideration, net	$(1,140)	$(775)	$(365)	47.1%
Gain on fair value remeasurement of contingent consideration, net is primarily associated with the Solar Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our 2021 Annual Report on Form 10-K) completed on December 22, 2020. Gain on fair value remeasurement was recorded for the three months ended June 30, 2022 and 2021, due to changes in the values of significant assumptions used in the measurement, including the estimated volumes of power generation of acquired solar energy facilities.
Stock-based compensation

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Stock-based compensation	$2,657	$37	$2,620	7,081.1%
Stock-based compensation increased by $2.6 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 13, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which was adopted on July 12, 2021.
Change in fair value of redeemable warrant liability

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$(4,659)	$—	$(4,659)	100.0%
In connection with the Merger, the Company assumed a redeemable warrant liability which was remeasured as of June 30, 2022, and the resulting gain was included in the consolidated statement of operations. The gain was primarily driven by the decrease in the quoted price of the Company's Redeemable Warrants as of June 30, 2022, compared to December 31, 2021.

Change in fair value of alignment shares liability

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of alignment shares liability	$(16,705)	$—	$(16,705)	100.0%
In connection with the Merger, the Company assumed a liability related to alignment shares, which was remeasured as of June 30, 2022, and the resulting gain was included in the consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of June 30, 2022, compared to December 31, 2021.
Other income, net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Other income, net	$(608)	$(138)	$(470)	340.6%
Other expense increased by $0.5 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increases in miscellaneous income items.
Interest expense, net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$5,173	$4,826	$347	7.2%
Interest expense increased by $0.3 million, or 7.2%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to the increase of outstanding debt held by the Company during these periods but offset by a lower blended interest rate on the Amended Rated Term Loan Facility.
Income tax expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Income tax expense	$(707)	$(2,092)	$1,385	(66.2)%
For the three months ended June 30, 2022, the Company recorded an income tax expense of $0.7 million in relation to pretax income of $22.3 million, which resulted in an effective income tax rate of 3.2%. The effective income tax rate was primarily impacted by $4.3 million of income tax benefit related to fair value adjustments on redeemable warrants and alignment shares, $0.2 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.1 million of state income tax expense.
Related to the $4.3 million of income tax benefit, the Company has issued redeemable warrants and alignment shares. These awards are liability classified awards, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and alignment shares are considered equity awards for U.S. tax purposes. Therefore, the change in value does not result in taxable income or deduction. The change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
For the three months ended June 30, 2021, the Company recorded an income tax expense of $2.1 million in relation to a pretax income of $1.7 million, which resulted in an effective income tax rate of 126.6%. The effective income tax rate was primarily impacted by $1.0 million of income tax expense due to net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $0.3 million of state income tax expense, and $0.5 million of income tax expense associated with the remeasurement of contingent consideration.
Net (loss) income attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	$(2,541)	$749	$(3,290)	(439.3)%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests was $2.5 million during the three months ended June 30, 2022, as compared to net income attributable to redeemable noncontrolling interests and noncontrolling interests of $0.7 million for the three months ended June 30, 2021, primarily due to additional funding provided by a tax equity investor and reduced recapture periods for investment tax credits.

Results of Operations – Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021 (Unaudited)

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Operating revenues, net	$43,961	$30,084	$13,877	46.1%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	8,354	6,156	2,198	35.7%
General and administrative	12,942	7,443	5,499	73.9%
Depreciation, amortization and accretion expense	13,685	8,858	4,827	54.5%
Acquisition and entity formation costs	346	232	114	49.1%
Gain on fair value remeasurement of contingent consideration, net	(971)	(2,050)	1,079	(52.6)%
Stock-based compensation	3,962	77	3,885	5,045.5%
Total operating expenses	$38,318	$20,716	$17,602	85.0%
Operating income	5,643	9,368	(3,725)	(39.8)%
Other (income) expense
Change in fair value of redeemable warrant liability	(23,117)	—	(23,117)	100.0%
Change in fair value of alignment shares liability	(63,051)	—	(63,051)	100.0%
Other income, net	(593)	(249)	(344)	138.2%
Interest expense, net	10,111	8,739	1,372	15.7%
Total other (income) expense	$(76,650)	$8,490	$(85,140)	(1,002.8)%
Income before income tax expense	$82,293	$878	$81,415	9,272.8%
Income tax expense	(584)	(1,055)	471	(44.6)%
Net income (loss)	$81,709	$(177)	$81,886	(46,263.3)%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,825)	50	(2,875)	(5750.0)%
Net income (loss) attributable to Altus Power, Inc.	$84,534	$(227)	$84,761	(37,339.6)%
Net income (loss) per share attributable to common stockholders
Basic	$0.55	$—	$0.55	(21,530.5)%
Diluted	$0.55	$—	$0.55	(21,421.2)%
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	152,988,078	88,741,089	64,246,989	72.4%
Diluted	153,771,992	88,741,089	65,030,903	73.3%

Operating revenues, net

	Six Months Ended June 30,		Change
	2022	2021	Change	%
	(in thousands)
Revenue under power purchase agreements	$10,912	$7,784	$3,128	40.2%
Revenue from net metering credit agreements	11,722	10,465	1,257	12.0%
Solar renewable energy certificate revenue	17,506	10,099	7,407	73.3%
Rental income	1,429	760	669	88.0%
Performance-based incentives	654	811	(157)	(19.4)%
Other revenue	1,738	165	1,573	953.3%
Total	$43,961	$30,084	$13,877	46.1%

Operating revenues, net increased by $13.9 million, or 46.1%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the increased volume of generated electricity as a result of solar energy facilities acquired and placed in service subsequent to June 30, 2021. We have three main sources of revenue including power purchase agreements, net metering credit agreements, and the sale of solar renewable energy certificates. The revenue streams from PPAs and NMCAs vary slightly in how the customers are billed and in which states the projects earn credits, but both are products of our 20+ year contracts with our customers who purchase power from our projects. Also the Company has no NMCAs in states where high-profile Net Energy Metering proceedings are occurring, which are focused on utility rate design.
Cost of operations

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$8,354	$6,156	$2,198	35.7%
Cost of operations increased by $2.2 million, or 35.7%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to June 30, 2021.
General and administrative

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$12,942	$7,443	$5,499	73.9%
General and administrative expense increased by $5.5 million, or 73.9%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions and costs associated with operating as a public company.
Depreciation, amortization and accretion expense

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$13,685	$8,858	$4,827	54.5%

Depreciation, amortization and accretion expense increased by $4.8 million, or 54.5%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to June 30, 2021.
Acquisition and entity formation costs

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Acquisition and entity formation costs	$346	$232	$114	49.1%
Acquisition and entity formation costs increased by $0.1 million, or 49.1%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to costs associated with the Merger.
Gain on fair value remeasurement of contingent consideration, net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Gain on fair value remeasurement of contingent consideration, net	$(971)	$(2,050)	$1,079	(52.6)%
Gain on fair value remeasurement of contingent consideration, net is primarily associated with the Solar Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our 2021 Annual Report on Form 10-K) completed on December 22, 2020. Gain on fair value remeasurement was recorded for the six months ended June 30, 2022 and 2021, due to changes in the values of significant assumptions used in the measurement, including the estimated volumes of power generation of acquired solar energy facilities.
Stock-based compensation

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Stock-based compensation	$3,962	$77	$3,885	5,045.5%
Stock-based compensation increased by $3.9 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 13, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which was adopted on July 12, 2021.
Change in fair value of redeemable warrant liability

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$(23,117)	$—	$(23,117)	100.0%
In connection with the Merger, the Company assumed a redeemable warrant liability which was remeasured as of June 30, 2022, and the resulting gain was included in the consolidated statement of operations. The gain was primarily driven by the decrease in the quoted price of the Company's Redeemable Warrants as of June 30, 2022, compared to December 31, 2021.

Change in fair value of alignment shares liability

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of alignment shares liability	$(63,051)	$—	$(63,051)	100.0%
In connection with the Merger, the Company assumed a liability related to alignment shares, which was remeasured as of June 30, 2022, and the resulting gain was included in the consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of June 30, 2022, compared to December 31, 2021.
Other income, net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Other income, net	$(593)	$(249)	$(344)	138.2%
Other income, net increased by $0.3 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, due to increases in miscellaneous income items.
Interest expense, net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$10,111	$8,739	$1,372	15.7%
Interest expense increased by $1.4 million, or 15.7%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to the increase of outstanding debt held by the Company during these periods but offset by a lower blended interest rate on the Amended Rated Term Loan Facility.
Income tax expense

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Income tax expense	$(584)	$(1,055)	$471	(44.6)%
For the six months ended June 30, 2022, the Company recorded an income tax expense of $0.6 million in relation to pretax income of $82.3 million, which resulted in an effective income tax rate of 0.7%. The effective income tax rate was primarily impacted by $19.0 million of income tax benefit related to fair value adjustments on redeemable warrants and alignment shares, $1.6 million of income tax expense associated with nondeductible compensation, $0.6 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.1 million of state income tax expense.
Related to the $19.0 million of income tax benefit, the Company has issued redeemable warrants and alignment shares. These awards are liability classified awards, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and alignment shares are considered equity awards for U.S. tax purposes. Therefore, the change in value does not result in taxable income or deduction. The change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
For the six months ended June 30, 2021, the Company recorded an income tax expense of $1.1 million in relation to a pretax income of $0.9 million, which resulted in an effective income tax rate of 120.2%. The effective income tax rate was primarily impacted by $0.5 million of income tax expense due to net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $0.2 million of state income tax expense, and $0.3 million of income tax expense associated with the remeasurement of contingent consideration.
Net (loss) income attributable to redeemable noncontrolling interests and noncontrolling interests

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	$(2,825)	$50	$(2,875)	(5750.0)%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests was $2.8 million during the six months ended June 30, 2022, as compared to net income attributable to redeemable noncontrolling interests and noncontrolling interests of $0.1 million for the six months ended June 30, 2021, primarily due to additional funding provided by a tax equity investor and reduced recapture periods for investment tax credits.
Liquidity and Capital Resources
As of June 30, 2022, the Company had total cash and restricted cash of $299.3 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of June 30, 2022, we do not expect to cancel these agreements.
The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.

Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of June 30, 2022, and December 31, 2021, the Company had outstanding letters of credit and surety bonds totaling $10.7 million. Our outstanding letters of credit are primarily used to fund the debt service reserve account associated with the Amended Rated Term Loan. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
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
As of June 30, 2022, the outstanding principal balance of the Rated Term Loan was $493.5 million less unamortized debt discount and loan issuance costs totaling $8.0 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $500.0 million less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of June 30, 2022, the Company was in compliance with all covenants. As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on May 25, 2022, before the extended reporting deliverable due date.
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
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. As of June 30, 2022, the outstanding principal balances of the construction loan and term loan were zero and $16.2 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of June 30, 2022, and December 31, 2021, the Company had an unused borrowing capacity of $171.3 million. For the three months ended June 30, 2022, and 2021, the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.1 million, respectively. For the six months ended June 30, 2022, and 2021 the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.3 million, respectively. These interest costs were capitalized as part of property, plant and equipment. Also, on October 23, 2020, the Company entered into an additional letters of credit facility with Fifth Third Bank for the total capacity of $10.0 million. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of June 30, 2022, and December 31, 2021, the Company was in compliance with all covenants.

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
As of June 30, 2022 and December 31, 2021, the Company's recorded financing obligations were $36.5 million, net of $1.1 million of deferred transaction costs. Payments of $0.6 million and zero were made under financing lease obligations for the three months ended June 30, 2022, and 2021, respectively. Payments of $0.8 million and zero were made under financing obligations for the six months ended June 30, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the three months ended June 30, 2022, and 2021, was $0.4 million and zero, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the six months ended June 30, 2022 and 2021, was $0.7 million and zero, respectively.
Cash Flows
For the Six Months Ended June 30, 2022, and 2021
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used for):
Operating activities	$11,869	$9,485
Investing activities	(34,910)	(13,371)
Financing activities	(7,948)	(2,170)
Net decrease in cash, cash equivalents, and restricted cash	$(30,989)	$(6,056)
Operating Activities
During the six months ended June 30, 2022 cash provided by operating activities of $11.9 million consisted primarily of net income of $81.7 million adjusted for net non-cash income of $69.5 million and an increase in net assets of $0.4 million.
During the six months ended June 30, 2021, cash provided by operating activities of $9.5 million consisted primarily of net loss of $0.2 million adjusted for net non-cash expenses of $8.9 million and an increase in net liabilities of $0.8 million.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $34.9 million, consisting of $23.3 million of capital expenditures and $11.6 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired.
During the six months ended June 30, 2021, net cash used in investing activities was $13.4 million, consisting of $6.3 million of capital expenditures, $5.0 million to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, and $2.1 million to acquire businesses, net of cash and restricted cash acquired.
Financing Activities
Net cash used for financing activities was $7.9 million for the six months ended June 30, 2022, which primarily consisted of $8.1 million to repay long-term debt, $0.7 million paid for equity issuance costs, and $1.1 million of distributions to noncontrolling interests. Cash used for financing activities was partially offset by $2.2 million of contributions from noncontrolling interests.

Net cash used for financing activities was $2.2 million for the six months ended June 30, 2021, which consisted primarily of $16.7 million to repay long-term debt, $8.4 million of paid dividends and commitment fees on Series A preferred stock, $2.1 million of deferred transaction costs, $1.1 million of distributions to noncontrolling interests, $0.6 million of debt issuance costs, and $0.1 million of paid contingent consideration. Cash used for financing activities was partially off-set by $26.4 million of proceeds from issuance of long-term debt and $0.4 million of contributions from noncontrolling interests.
Critical Accounting Policies and Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2022, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2021 Annual Report on Form 10-K.
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
Interest Rate Risk
A significant portion of our outstanding debt has a fixed interest rate (for further details refer to Note 6, "Debt," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). However, changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations, and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net income, or cash flows.
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
Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2021 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. In addition, during the six months ended June 30, 2022, we have completed the implementation of an accounting system, which enables a more efficient financial statements closing process. Other than those measures, there have been no changes in our internal control over financial reporting during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 31, 2022, and June 15, 2022, the Company entered into separate, privately negotiated warrant exchange agreements (the "Exchange Agreements") with a limited number of holders of the Company's outstanding Redeemable Warrants. Pursuant to the Exchange Agreements, the Company agreed to issue an aggregate of 1,067,417 shares of Class A common stock to the holders of Redeemable Warrants in exchange for the surrender and cancellation of an aggregate of 4,447,555 Redeemable Warrants. The issuance by the Company of the shares of Common Stock in exchange for the surrender and cancellation of the Redeemable Warrants was made in reliance on the exemption from registration in Section 3(a)(9) of the Securities Act. Immediately prior to the exchange, the Redeemable Warrants were remeasured to fair value based on the trading price of the exchanged shares of common stock, resulting in a gain on fair value remeasurement of $4.1 million within operating income in the condensed consolidated statements of operations for the six months ended June 30, 2022, and a redeemable warrant liability of $7.3 million, which was then reclassified to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2022.
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

Date: August 15, 2022	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Date: August 15, 2022	By:	/s/ Lars R. Norell
	Name:	Lars R. Norell
	Title:	Co-Chief Executive Officer

Date: August 15, 2022	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer