Form 10-Q
period 2022-09-30
Altus Power, Inc.
filed 2022-11-14
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of October 28, 2022, there were 158,829,401 shares of Class A common stock outstanding and 1,207,500 shares of Class B common stock outstanding.

Part I. Financial Statements
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues, net	$30,438	$20,138	$74,399	$50,222
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	4,488	3,849	12,842	10,005
General and administrative	6,560	4,630	19,502	12,073
Depreciation, amortization and accretion expense	7,134	5,309	20,819	14,167
Acquisition and entity formation costs	237	954	583	1,186
Loss (gain) on fair value remeasurement of contingent consideration, net	825	(350)	(146)	(2,400)
Gain on disposal of property, plant and equipment	(2,222)	—	(2,222)	—
Stock-based compensation	2,708	34	6,670	111
Total operating expenses	$19,730	$14,426	$58,048	$35,142
Operating income	10,708	5,712	16,351	15,080
Other (income) expense
Change in fair value of redeemable warrant liability	29,564	—	6,447	—
Change in fair value of alignment shares liability	72,418	—	9,367	—
Other (income) expense, net	(2,267)	1,087	(2,860)	838
Interest expense, net	5,657	5,223	15,768	13,962
Loss on extinguishment of debt	—	3,245	—	3,245
Total other expense	$105,372	$9,555	$28,722	$18,045
Loss before income tax expense	$(94,664)	$(3,843)	$(12,371)	$(2,965)
Income tax (expense) benefit	(1,964)	2,552	(2,548)	1,497
Net loss	$(96,628)	$(1,291)	$(14,919)	$(1,468)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	352	(236)	(2,473)	(186)
Net loss attributable to Altus Power, Inc.	$(96,980)	$(1,055)	$(12,446)	$(1,282)
Net loss per share attributable to common stockholders
Basic	$(0.63)	$(0.01)	$(0.08)	$(0.01)
Diluted	$(0.63)	$(0.01)	$(0.08)	$(0.01)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	154,455,228	88,741,089	153,482,503	88,741,089
Diluted	154,455,228	88,741,089	153,482,503	88,741,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$290,894	$325,983
Current portion of restricted cash	2,477	2,544
Accounts receivable, net	15,725	9,218
Other current assets	6,406	6,659
Total current assets	315,502	344,404
Restricted cash, noncurrent portion	4,018	1,794
Property, plant and equipment, net	788,132	745,711
Intangible assets, net	19,571	16,702
Other assets	3,107	4,638
Total assets	$1,130,330	$1,113,249
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$2,382	$3,591
Interest payable	4,459	4,494
Current portion of long-term debt, net	17,321	21,143
Due to related parties	47	—
Other current liabilities	8,455	3,663
Total current liabilities	32,664	32,891
Redeemable warrant liability	12,715	49,933
Alignment shares liability	136,826	127,474
Long-term debt, net of unamortized debt issuance costs and current portion	527,709	524,837
Intangible liabilities, net	12,532	13,758
Asset retirement obligations	7,933	7,628
Deferred tax liabilities, net	11,973	9,603
Other long-term liabilities	8,316	5,587
Total liabilities	$750,668	$771,711
Commitments and contingent liabilities (Note 10)
Redeemable noncontrolling interests	18,444	15,527
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of September 30, 2022, and December 31, 2021; 157,696,560 and 153,648,830 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	16	15
Preferred stock $0.0001 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022, and December 31, 2021	—	—
Additional paid-in capital	455,869	406,259
Accumulated deficit	(113,802)	(101,356)
Total stockholders' equity	$342,083	$304,918
Noncontrolling interests	19,135	21,093
Total equity	$361,218	$326,011
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$1,130,330	$1,113,249

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 5).

(In thousands)	As of September 30, 2022	As of December 31, 2021
Assets of consolidated VIEs, included in total assets above:
Cash	$10,874	$7,524
Current portion of restricted cash	1,151	1,763
Accounts receivable, net	3,973	2,444
Other current assets	1,358	1,400
Restricted cash, noncurrent portion	1,468	1,122
Property, plant and equipment, net	370,154	363,991
Intangible assets, net	5,588	6,909
Other assets	889	739
Total assets of consolidated VIEs	$395,455	$385,892
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$408	$419
Current portion of long-term debt, net	2,330	2,457
Other current liabilities	787	776
Long-term debt, net of unamortized debt issuance costs and current portion	33,677	34,022
Intangible liabilities, net	1,952	2,420
Asset retirement obligations	4,048	3,988
Other long-term liabilities	1,144	548
Total liabilities of consolidated VIEs	$44,346	$44,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of June 30, 2021	89,999,976	$9	$207,021	$(90,580)	$116,450	$14,567	$131,017
Issuance of Series A preferred stock	—	—	82,000	—	82,000	—	82,000
Cash contributions from noncontrolling interests	—	—	—	—	—	2,269	2,269
Accretion of Series A preferred stock	—	—	545	(545)	—	—	—
Stock-based compensation	—	—	34	—	34	—	34
Accrued dividends and commitment fees on Series A preferred stock	—	—	5,104	(5,104)	—	—	—
Payment of dividends and commitment fees on Series A preferred stock	—	—	(9,368)		(9,368)	—	(9,368)
Cash distributions to noncontrolling interests	—	—	—	—	—	(487)	(487)
Accrued distributions to noncontrolling interests	—	—	—	—	—	145	145
Redemption of redeemable noncontrolling interests	—	—	1,031	—	1,031	—	1,031
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	4,315	4,315
Net loss	—	—	—	(1,055)	(1,055)	(380)	(1,435)
As of September 30, 2021	89,999,976	$9	$286,367	$(97,284)	$189,092	$20,429	$209,521

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of June 30, 2022	154,718,268	$15	$416,832	$(16,822)	$400,025	$18,695	$418,720
Stock-based compensation	—	—	2,708	—	2,708	—	2,708
Cash distributions to noncontrolling interests	—	—	—	—	—	(522)	(522)
Cash contributions from non-controlling interests	—	—	—	—	—	1,069	1,069
Conversion of alignment shares to class A common stock and exercised warrants	—	—	—	—	—	—	—
Exercised warrants	2,934,466	1	35,858	—	35,859	—	35,859
Exchange of warrants into common stock	43,826	—	471	—	471	—	471
Net loss	—	—	—	(96,980)	(96,980)	(107)	(97,087)
As of September 30, 2022	157,696,560	$16	$455,869	$(113,802)	$342,083	$19,135	$361,218
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Non Controlling Interests	Total Equity (Deficit)
	Shares	Amount
As of December 31, 2020 (as previously reported)	1,029	$1	$2,033	$(80,802)	$(78,768)	$14,016	$(64,752)
Retroactive application of recapitalization	89,998,947	8	203,739	—	203,747	—	203,747
As of December 31, 2020, effect of reverse acquisition	89,999,976	$9	$205,772	$(80,802)	$124,979	$14,016	$138,995
Issuance of Series A preferred stock	—	—	82,000	—	82,000	—	82,000
Cash contributions from noncontrolling interests	—	—	—	—	—	2,708	2,708
Accretion of Series A preferred stock	—	—	1,616	(1,616)	—	—	—
Stock-based compensation	—	—	111	—	111	—	111
Accrued dividends and commitment fees on Series A preferred stock	—	—	13,584	(13,584)	—	—	—
Payment of dividends and commitment fees on Series A preferred stock	—	—	(17,747)	—	(17,747)	—	(17,747)
Cash distributions to noncontrolling interests	—	—	—	—	—	(1,093)	(1,093)
Accrued distributions to noncontrolling interests	—	—	—		—	—	—
Redemption of redeemable noncontrolling interests	—	—	1,031	—	1,031	—	1,031
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	4,315	4,315
Net income (loss)	—	—	—	(1,282)	(1,282)	483	(799)
As of September 30, 2021	89,999,976	9	286,367	(97,284)	189,092	20,429	209,521

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	—	—	6,670	—	6,670	—	6,670
Cash distributions to noncontrolling interests	—	—	—	—	—	(1,188)	(1,188)
Cash contributions from noncontrolling interests	—	—	—	—	—	2,133	2,133
Equity issuance costs	—	—	(712)	—	(712)	—	(712)
Conversion of alignment shares to Class A Common Stock and exercised warrants	2,021	—	15	—	15	—	15
Exercised Warrants	2,934,466	1	35,858	—	35,859	—	35,859
Exchange of warrants into common stock	1,111,243		7,779	—	7,779	—	7,779
Net loss	—	—	—	(12,446)	(12,446)	(2,903)	(15,349)
As of September 30, 2022	157,696,560	$16	$455,869	$(113,802)	$342,083	$19,135	$361,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(14,919)	$(1,468)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	20,819	14,167
Unrealized gain on interest rate swaps	(2,387)	(356)
Deferred tax expense	2,370	(1,517)
Loss on extinguishment of debt	—	3,245
Amortization of debt discount and financing costs	2,151	2,165
Change in fair value of redeemable warrant liability	6,447	—
Change in fair value of alignment shares liability	9,367	—
Remeasurement of contingent consideration	(146)	(2,400)
Gain on disposal of property, plant and equipment	(2,222)	—
Stock-based compensation	6,670	111
Other	(171)	(232)
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(6,405)	(2,384)
Other assets	2,927	(148)
Accounts payable	(1,209)	6,221
Interest payable	(2)	566
Other liabilities	1,549	278
Net cash provided by operating activities	24,839	18,248
Cash flows used for investing activities
Capital expenditures	(35,670)	(10,255)
Payments to acquire businesses, net of cash and restricted cash acquired	—	(192,565)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(13,342)	(10,673)
Proceeds from disposal of property, plant and equipment	3,605	—
Other	496	—
Net cash used for investing activities	(44,911)	(213,493)

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows used for financing activities
Proceeds from issuance of long-term debt	—	288,922
Repayment of long-term debt	(13,301)	(148,790)
Payment of debt issuance costs	(68)	(2,247)
Payment of debt extinguishment costs	—	(1,477)
Payment of dividends and commitment fees on Series A preferred stock	—	(17,748)
Payment of deferred transaction costs	—	(4,254)
Payment of contingent consideration	(72)	(129)
Payment of equity issuance costs	(744)	—
Proceeds from issuance of Series A preferred stock	—	82,000
Cash proceeds from public warrant exercise	19	—
Contributions from noncontrolling interests	3,220	2,708
Distributions to noncontrolling interests	(1,914)	(1,938)
Redemption of noncontrolling interests	—	(831)
Net cash (used for) provided by financing activities	(12,860)	196,216
Net (decrease) increase in cash, cash equivalents, and restricted cash	(32,932)	971
Cash, cash equivalents, and restricted cash, beginning of period	330,321	38,206
Cash, cash equivalents, and restricted cash, end of period	$297,389	$39,177

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$14,927	$11,404
Cash paid for taxes	99	99
Non-cash investing and financing activities
Asset retirement obligations	$276	$2,391
Debt assumed through acquisitions	11,948	—
Redeemable noncontrolling interest assumed through acquisitions	2,125	—
Acquisitions of property and equipment included in other current liabilities	4,004	622
Deferred transaction costs not yet paid	—	2,801
Accrued dividends and commitment fees on Series A preferred stock	—	13,584
Construction loan conversion	(4,186)	—
Term loan conversion	4,186	—
Conversion of alignment shares into common stock	15	—
Exchange of warrants into common stock	7,779	—
Warrants exercised on a cashless basis	35,858	—
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
COVID-19
The spike of a novel strain of coronavirus (“COVID-19”) in the first quarter of 2020 caused significant volatility in the U.S. markets that remains ongoing. In response to the COVID-19 pandemic, federal, state, local, and foreign governments put in place, and in the future may again put in place, travel restrictions, quarantines, “stay at home” orders and guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders resulted in, and in the future may result in, business closures, work stoppages, slowdowns and delays, among other effects that negatively impacted, and in the future may negatively impact, our operations, as well as the operations of our customers and business partners. In addition, COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. Certain suppliers have experienced, and may continue to experience, delays and increased costs related to a variety of factors, including logistical delays and component shortages from upstream vendors. Based on the challenges described above, such as supply chain and logistical delays, such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 filed with the Company’s 2021 annual report on Form 10-K on March 24, 2022, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2021, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2022, and the results of operations and cash flows for the three and nine months ended September 30, 2022, and

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$290,894	$325,983
Current portion of restricted cash	2,477	2,544
Restricted cash, noncurrent portion	4,018	1,794
Total	$297,389	$330,321
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had one customer that individually accounted for 31.5% of total accounts receivable as of September 30, 2022. The Company had one customer that individually accounted for 19.8% of total revenue for the three months ended

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
September 30, 2022. The Company had one customer that individually accounted for 13.8% of total revenue for the nine months ended September 30, 2022.
The Company had two customers that individually accounted for 16.0% and 11.7% of total accounts receivable as of December 31, 2021. The Company had one customer that individually accounted for 11.7% of total revenue for the three months ended September 30, 2021. The Company had no customers that individually accounted for over 10% of total revenue for the nine months ended September 30, 2021.
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
3.Revenue and Accounts Receivable
Disaggregation of Revenue
The following table presents the detail of revenues as recorded in the unaudited condensed consolidated statements of operations:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue under power purchase agreements	$7,144	$4,557	$18,058	$12,341
Revenue from net metering credit agreements	9,187	7,457	20,908	17,922
Solar renewable energy certificate revenue	11,100	7,065	28,521	17,164
Rental income	905	504	2,334	1,264
Performance-based incentives	319	240	1,059	1,051
Other revenue	1,783	315	3,519	480
Total	$30,438	$20,138	$74,399	$50,222
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
Power purchase agreements	$2,788	$1,678
Net metering credit agreements	4,741	3,322
Solar renewable energy certificates	7,112	3,789
Rental income	433	350
Performance-based incentives	15	4
Other	636	75
Total	$15,725	$9,218
Payment is typically received within 30 days for invoiced revenue as part of power purchase agreements (“PPAs”) and net metering credit agreements (“NMCAs”). Receipt of payment relative to invoice date varies by customer for renewable energy certificates ("RECs"). The Company does not have any other significant contract asset or liability balances related to revenues. As of September 30, 2022, and December 31, 2021, the Company determined that the allowance for uncollectible accounts is $0.4 million and $0.4 million, respectively.
4.Acquisitions and Disposals
2022 Acquisitions and Disposals
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

Stellar NJ 2 Acquisition
On August 29, 2022, the Company acquired an 8.3 MW portfolio of five solar energy facilities located in New Jersey (the "Stellar NJ 2 Acquisition") from a third party for a total purchase price of $3.4 million, including $1.2 million to be paid over the next two years and $0.2 million of transaction related costs. Four of the acquired solar energy facilities in the transaction were accounted for as an acquisition of assets, and one solar energy facility was accounted for as an acquisition of a variable interest entity that does not constitute a business, refer to Note 5. The Company acquired $17.7 million of property, plant and equipment, $0.1 million of accounts receivable, and $0.4 million of cash, and assumed $11.9 million of long-term debt, $0.6 million of intangible liabilities, $0.2 million of asset retirement obligations, and $2.1 million of noncontrolling interests associated with the acquired variable interest entity. The intangible liabilities assumed are associated with unfavorable rate power purchase agreements and have a weighted average amortization period of 11 years.
Disposal of Land
On August 15, 2022, the Company sold land owned by SP NJ Solar, LLC, a subsidiary of the Company, to a third party for cash consideration of $3.6 million. As of that date, the carrying amount of the land was $1.4 million. The Company recognized a $2.2 million gain on disposal of property, plant and equipment as a result of the transaction.
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, and, therefore, has consolidated the VIEs as of September 30, 2022, and December 31, 2021. No VIEs were deconsolidated during the nine months ended September 30, 2022 and 2021.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the nine months ended September 30, 2022 and 2021, as determined in the respective operating agreement.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of September 30, 2022	As of December 31, 2021
Current assets	$17,356	$13,131
Non-current assets	378,099	372,761
Total assets	$395,455	$385,892
Current liabilities	$3,525	$3,652
Non-current liabilities	40,821	40,978
Total liabilities	$44,346	$44,630
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the nine months ended September 30, 2022 and 2021, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During each of the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company consolidated twenty-six and twenty-five VIEs, respectively. No VIEs were deemed significant as of September 30, 2022 and December 31, 2021.
As discussed in Note 4, on August 29, 2022, the Company completed the Stellar NJ 2 Acquisition, including the acquisition of a controlling financial interest in a VIE which owns and operates a single 1.1 MW solar generating facility. The Company acquired a controlling financial interest by entering into an asset management agreement which provides the Company with the power to direct the operating activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The asset management agreement also includes a call and put option to acquire the equity interest in June 2023 and January 2024, respectively. As a result of this acquisition, the Company recognized property, plant and equipment of $2.6 million, intangible liability of $0.2 million, and noncontrolling interest of $2.1 million in the unaudited condensed consolidated balance sheet.
6.Debt

	As of September 30, 2022	As of December 31, 2021	Interest Type	Weighted average interest rate
Long-term debt
Amended rated term loan	$490,322	$499,750	Fixed	3.51%
Construction loans	—	5,593	Floating	—%
Term loans	28,819	12,818	Fixed and floating	4.01%
Financing lease obligations	37,094	37,601	Imputed	3.65%
Total principal due for long-term debt	556,235	555,762
Unamortized discounts and premiums	(2,271)	(176)
Unamortized deferred financing costs	(8,934)	(9,606)
Less: Current portion of long-term debt	17,321	21,143
Long-term debt, less current portion	$527,709	$524,837

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
On August 25, 2021, APAF entered into an Amended and Restated Credit Agreement with BIS to refinance the Rated Term Loan (the “Amended Rated Term Loan”). The Amended Rated Term Loan added $135.6 million to the facility, bringing the aggregate facility to $503.0 million. The Amended Rated Term Loan has a weighted average 3.51% annual fixed rate, reduced from the previous weighted average rate of 3.70%, and matures on February 29, 2056 (“Final Maturity Date”).
The Amended Rated Term Loan amortizes at an initial rate of 2.5% of outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date.
As of September 30, 2022, the outstanding principal balance of the Rated Term Loan was $490.3 million less unamortized debt discount and loan issuance costs totaling $7.8 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $500.0 million less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of September 30, 2022, the Company was in compliance with all covenants. As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on May 25, 2022, before the extended reporting deliverable due date.
Construction to Term Loan Facility
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
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. As of September 30, 2022, the outstanding principal balances of the construction loan and term loan were zero and $16.0 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of September 30, 2022, and December 31, 2021, the Company had an unused borrowing capacity of $171.5 million and $169.7 million, respectively. For the three months ended September 30, 2022, and 2021, the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.1 million, respectively. For the nine months ended September 30, 2022, and 2021 the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.4 million, respectively. These interest costs were capitalized as part of property, plant and equipment. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of September 30, 2022, and December 31, 2021, the Company was in compliance with all covenants.
Project-Level Term Loan
In conjunction with the Stellar NJ 2 Acquisition, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of September 30, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million, which was recognized as part of the acquisition. During the nine months ended September 30, 2022, the Company incurred interest costs associated with the term loan of $0.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of September 30, 2022, the Company was in compliance with all covenants.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Letter of Credit Facilities
On October 23, 2020, the Company entered into a letter of credit facility with Fifth Third Bank for the total capacity of $10.0 million. Additionally, in conjunction with the Stellar NJ 2 Acquisition, the Company entered into a cash collateralized letter of credit with Fifth Third Bank with a total capacity of $2.1 million.
As of September 30, 2022, and December 31, 2021, the total letters of credit outstanding with Fifth Third Bank were $12.1 million with an unused capacity of zero. As of September 30, 2022, and December 31, 2021, the total letters of credit outstanding with Deutsche Bank were $0.7 million and $0.6 million, respectively, with an unused capacity of $11.8 million and $11.9 million, respectively. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying condensed consolidated balance sheets. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company’s borrowing facility capacity.
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
As of September 30, 2022 and December 31, 2021, the Company's recorded financing obligations were $36.0 million, net of $1.1 million of deferred transaction costs, and $36.5 million, net of $1.1 million of deferred transaction costs, respectively. Payments of $0.9 million and $0.1 million were made under financing lease obligations for the three months ended September 30, 2022, and 2021, respectively. Payments of $1.5 million and $0.1 million were made under financing obligations for the nine months ended September 30, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the three months ended September 30, 2022, and 2021, was $0.4 million and $0.2 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the nine months ended September 30, 2022 and 2021, was $1.1 million and $0.2 million, respectively.
The table below shows the minimum lease payments under the financing lease obligations for the years ended:

2022	$709
2023	2,336
2024	2,340
2025	2,353
2026	2,336
Thereafter	14,993
Total	$25,067
The difference between the outstanding financing lease obligation of $37.1 million and $25.1 million of minimum lease payments, including the residual value guarantee, is due to $13.2 million of investment tax credits claimed by the Lessor, less $2.6 million of the implied interest on financing lease obligation included in minimum lease payments. The remaining difference is due to $1.3 million of interest accrued and a $0.1 million difference between the minimum lease payments and the fair value of financing lease obligations acquired.
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
On May 31, 2022, June 15, 2022, and August 17, 2022, and the Company entered into separate, privately negotiated warrant exchange agreements (the "Exchange Agreements") with a limited number of holders of the Company's outstanding Redeemable Warrants. Pursuant to the Exchange Agreements, the Company agreed to issue an aggregate of 1,111,243 shares of Class A common stock to the holders of Redeemable Warrants in exchange for the surrender and cancellation of an aggregate of 4,630,163 Redeemable Warrants. The issuance by the Company of the shares of Common Stock in exchange for the surrender and cancellation of the Redeemable Warrants was made in reliance on the exemption from registration in Section 3(a)(9) of the Securities Act. Immediately prior to the exchange, the Redeemable Warrants were remeasured to fair value based on the trading price of the exchanged shares of common stock, resulting in a gain on fair value remeasurement of $4.1 million within operating income in the condensed consolidated statements of operations for the nine months ended September 30, 2022, and a redeemable warrant liability of $7.8 million, which was then reclassified to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2022.
On September 15, 2022, the Company issued a notice for redemption of all 14,798,981 of the Company's outstanding Redeemable Warrants at 5:00 p.m. New York City time on October 17, 2022 (the “Redemption Date”) for a redemption price of $0.10 per Warrant (the “Redemption Price”). Holders could elect to exercise their Warrants on a “cashless basis” and surrender

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
the Redeemable Warrants for that number of shares of Class A Common Stock that is determined by reference to the table set forth in Section 6.2 of the Warrant Agreement based on the Redemption Date and the Redemption Fair Market Value of $10.98. Given the Redemption Fair Market Value and the Redemption Date, the number of shares of Class A Common Stock to be issued for each Redeemable Warrant that is exercised through a cashless exercise is 0.2763.
As of September 30, 2022, holders of 1,687 Redeemable Warrants exercised their Redeemable Warrants with the payment of cash and the Company received $18,557 of cash proceeds. Holders of 10,614,564 Redeemable Warrants exercised their Redeemable Warrants on a cashless basis in exchange for 2,932,779 shares of Class A Common Stock per Redeemable Warrants. Immediately prior to the exercise, the Redeemable Warrants were remeasured to fair value based on the trading price of the exchanged shares of common stock, resulting in a loss on fair value remeasurement of $8.6 million within operating income in the condensed consolidated statements of operations for the nine months ended September 30, 2022, and a redeemable warrant liability of $35.8 million, which was then reclassified to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2022.
As the remaining Redeemable Warrants (other than our Private Placement Warrants) continue to trade separately on the NYSE following the Merger as of September 30, 2022, the Company determines the fair value of the Redeemable Warrants based on the quoted trading price of those warrants. As the inputs are observable and reflect quoted trading price, the overall fair value measurement of the Redeemable Warrants, excluding Private Placement Warrants, is classified as Level 1. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. Private Placement Warrants are considered Level 2 as they are measured at fair value using observable inputs for similar assets in an active market.

	For the nine months ended September 30, 2022
	Units	$
Redeemable warrants, beginning balance	19,429,167	$49,933
Warrants exercised	(10,616,261)	(35,837)
Exchange of warrants into common stock	(4,630,163)	(7,828)
Forfeiture of fractional warrants	(13)	—
Fair value remeasurement	—	6,447
Redeemable warrants, ending balance	4,182,730	$12,715
As of the Redemption Date, holders of 8,462 Redeemable Warrants exercised their Redeemable Warrants with the payment of cash and the Company received $93,082 of cash proceeds. Holders of 14,690,310 Redeemable Warrants exercised their Redeemable Warrants on a cashless basis in exchange for 4,058,845 shares of Class A Common Stock per Redeemable Warrant. A total of 100,209 Warrants remained unexercised as of the Redemption Date, and the Company redeemed those Warrants for an aggregate redemption price of $10,021. The Redeemable Warrants have been delisted from the NYSE, and there are no Redeemable Warrants left outstanding subsequent to the Redemption Date.
Alignment Shares Liability
As of September 30, 2022, the Company has 1,207,500 alignment shares outstanding, all of which are held by the Sponsor, certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The alignment shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2021 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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
The Company estimates the fair value of outstanding alignment shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 73% and risk-free interest rate of 4.0% are not observable inputs, the overall fair value measurement of alignment shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment shares.

	For the nine months ended September 30, 2022
	Shares	$
Beginning balance	1,408,750	$127,474
Alignment shares converted	(201,250)	(15)
Fair value remeasurement	—	9,367
Ending balance	1,207,500	$136,826
Contingent Consideration
Solar Acquisition
In connection with the acquisition of a portfolio of sixteen solar energy facilities with a combined nameplate capacity of 61.5 MW on December 22, 2020 (the "Solar Acquisition"), contingent consideration of up to an aggregate of $10.5 million may be payable upon achieving certain market power rates and actual power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. Liability for the contingent consideration is included in other long-term liabilities in the condensed consolidated balance sheets at the estimated fair value of $2.7 million and $2.3 million as of September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0.8 million loss and $0.1 million gain on fair value remeasurement of contingent consideration within operating income in the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2021, the Company recorded $0.4 million and $2.4 million gain on fair value remeasurement of contingent consideration within operating income in the condensed consolidated statements of operations, respectively. Gain and loss was recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the condensed consolidated statements of operations for the nine months ended September 30, 2022. No gain or loss on fair value remeasurement of contingent consideration was recorded for the nine months ended September 30, 2021.
8.Equity
As of September 30, 2022, the Company had authorized and issued 988,591,250 and 157,696,560 shares of Class A common stock, respectively. As of December 31, 2021, the Company had authorized and issued 988,591,250 and 153,648,830 shares of Class A common stock, respectively. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, no common stock dividends have been declared.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
As of September 30, 2022, and December 31, 2021, the Company had 1,207,500 and 1,408,750 authorized and issued shares of Class B common stock, respectively, also referred to as Alignment Shares. Refer to Note 7, "Fair Value Measurements," for further details.
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the nine months ended September 30,
	2022	2021
Redeemable noncontrolling interest, beginning balance	$15,527	$18,311
Cash distributions	(725)	(845)
Cash contributions	1,087	—
Assumed noncontrolling interest through acquisitions	2,125	—
Redemption of redeemable noncontrolling interests	—	(1,630)
Net income (loss) attributable to redeemable noncontrolling interest	430	(669)
Redeemable noncontrolling interest, ending balance	$18,444	$15,167
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of September 30, 2022, and December 31, 2021, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Leases
The Company has operating leases for land and buildings. For the three months ended September 30, 2022, and 2021, the Company recorded site lease expenses under these agreements totaling $1.4 million and $1.2 million, respectively. For the nine months ended September 30, 2022, and 2021, the Company recorded site lease expenses under these agreements totaling $3.9 million and $3.2 million, respectively. Site lease expenses are recorded in cost of operations in the condensed consolidated statements of operations. As of September 30, 2022, and December 31, 2021, $2.9 million and $2.1 million, respectively, have been recorded as other long-term liabilities on the condensed consolidated balance sheets relating to the difference between actual lease payments and straight-line lease expense.
11.Related Party Transactions
There was $0.1 million due to related parties, as discussed below, and one hundred thousand amounts due from related parties as of September 30, 2022. There were no amounts due to or from related parties as of December 31, 2021. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Blackstone Subsidiaries as Amended Rated Term Loan Lender
The Company incurs interest expense on the Amended Rated Term Loan. For the three months ended September 30, 2022, and 2021, the total related party interest expense associated with the Amended Rated Term Loan was $4.5 million and $3.2 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2022, and 2021, the total related party interest expense associated with the Amended Rated Term Loan was $13.2 million and $10.5 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. As of September 30, 2022, and December 31, 2021, interest payable of $4.4 million and $4.5 million, respectively, due under the Amended Rated Term Loan was recorded as interest payable on the accompanying condensed consolidated balance sheets.
Master Services Agreement with CBRE
On June 13, 2022, the Company signed a Master Services Agreement ("MSA") with CBRE Group, Inc. ("CBRE"), a related party, under which CBRE will assist the Company in developing clean energy projects. As of September 30, 2022, $0.1 million is due to CBRE and no amounts have been paid by the Company under the MSA.
12.Earnings per Share
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, was as follows (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders - basic and diluted	(96,980)	(1,055)	(12,446)	(1,282)
Class A Common Stock
Weighted average shares of common stock outstanding - basic(1)	154,455,228	88,741,089	153,482,503	88,741,089
Weighted average shares of common stock outstanding - diluted(1)(2)(3)	154,455,228	88,741,089	153,482,503	88,741,089
Net loss attributable to common stockholders per share - basic and diluted	$(0.63)	$(0.01)	$(0.08)	$(0.01)

(1) The calculation of basic weighted average shares of common stock outstanding excludes 542,511 shares of the Company's Class A common stock provided to holders of Legacy Altus common stock, including shares that were subject to vesting conditions (the "Altus Restricted Shares") for the three and nine months ended September 30, 2022, and 1,259,887 shares of Company Class A common stock provided to holders of Altus Restricted Shares for the three and nine months ended September 30, 2021. The calculation of diluted weighted average shares of common stock for the three and nine months ended September 30, 2022, and 2021, also excludes these shares because their inclusion would have had an anti-dilutive effect.
(2) Excludes 4,182,730 Redeemable Warrants for the three and nine months ended September 30, 2022. The Redeemable Warrants are exercisable at $11.00 per share. As the warrants are deemed anti-dilutive, they are excluded from the calculation of earnings per share.
(3) Excludes 2,323,574 shares of the Company's Class A common stock provided to holders of restricted stock units granted under the Omnibus Incentive Plan for the three and nine months ended September 30, 2022, because their inclusion would have had an anti-dilutive effect.
13.Stock-Based Compensation
The Company recognized $2.7 million and approximately zero of stock-based compensation expense for the three months ended September 30, 2022, and 2021, respectively. The Company recognized $6.7 million and $0.1 million of stock-based compensation expense for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, and

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
December 31, 2021, the Company had $35.9 million and $0.2 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately five years.
Legacy Incentive Plans
Prior to the Merger, Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of September 30, 2022, and December 31, 2021, zero and 446,128 shares of Class A Common Stock were restricted under the APAM Plan, respectively. As of September 30, 2022, and December 31, 2021, 542,511 and 813,759 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
As of September 30, 2022, and December 31, 2021, there were 23,047,325 and 15,364,883 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. For the three months ended September 30, 2022, the Company granted 155,000 RSUs and recognized $2.7 million of stock compensation expense in relation to the incentive plan. For the nine months ended September 30, 2022, the Company granted 8,043,914 RSUs and recognized $6.7 million of stock-based compensation expense in relation to the Incentive Plan.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of September 30, 2022, and December 31, 2021, there were 3,072,976 and 1,536,488 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the three and nine months ended September 30, 2022.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
14.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended September 30, 2022, and 2021, the Company had income tax expense of $2.0 million and income tax benefit of $2.6 million, respectively. For the nine months ended September 30, 2022, and 2021, the Company had income tax expense of $2.5 million and income tax benefit of $1.5 million, respectively. For the three and nine months ended September 30, 2022, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for warrant liabilities and alignment shares, as well as state and local income taxes. For the three and nine months ended September 30, 2021, the effective tax rate differs from the U.S. statutory rate primarily due to effects of noncontrolling interests, redeemable noncontrolling interests, state and local income taxes, and gain on fair value remeasurement of contingent consideration.
15.Subsequent Events
The Company has evaluated subsequent events from September 30, 2022, through November 14, 2022, which is the date the unaudited condensed consolidated financial statements were available to be issued. Other than the subsequent event disclosed below and the warrant redemption completed on October 17, 2022, as further discussed in Note 7, "Fair Value Measurements," there are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.
Acquisition of DESRI II Acquisition Holdings, L.L.C. & DESRI V Acquisition Holdings, L.L.C.
On November 11, 2022, the Company acquired all of the outstanding membership interests in DESRI II Acquisition Holdings, L.L.C. and DESRI V Acquisition Holdings, L.L.C. (the "DESRI II & V Acquisition") from DESRI II, L.L.C. and DESRI V, L.L.C., respectively, under definitive Membership Interest Purchase Agreements that were announced on September 27, 2022. As a result of the DESRI II & V Acquisition, the Company acquired approximately 88 MW of operating solar facilities for total consideration at closing of approximately $102.0 million, including $82.0 million paid at closing and funded by cash on hand, and $20.0 million, payable within twelve to eighteen months, subject to customary hold back conditions.
The initial accounting for the DESRI II & V Acquisition, including the estimated fair value of the assets acquired and liabilities assumed, is incomplete as a result of the proximity of the acquisition date to the date these financial statements were issued.
******

ALTUS POWER'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus” or the “Company”) has been prepared by Altus Power's management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Report”), our 2021 Annual Report on Form 10-K, and subsequent Quarterly Reports on Form 10-Q. Any references in this section to “we,” “our” or “us” shall mean Altus. In addition to historical information, this Report, including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “aims," “may,” “could,” “will,” “should,” “plans,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022 (the “2021 Annual Report on Form 10-K”) and this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Altus Power’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to: (1) the risk that pending acquisitions may not close in the anticipated timeframe or at all due to a closing condition not being met; (2) failure to obtain required consents or regulatory approvals in a timely manner or otherwise; (3) the ability of Altus Power to successfully integrate the acquisition of solar assets into its business and generate profits from their operations; (4) the ability of Altus Power to retain customers and maintain and expand relationships with business partners, suppliers, and customers; (5) the risk of litigation and/or regulatory actions related to the proposed acquisition of solar assets; (6) the possibility that Altus Power may be adversely affected by other economic, business, regulatory and/or competitive factors; and (7) the impact of COVID-19, inflationary pressures, and supply chain issues on Altus Power’s business.
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
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. We own systems across the United States from Hawaii to Vermont. Our portfolio consists of over 350 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 5,000 residential customers which are serviced by approximately 40 megawatts of community solar projects currently in operation. We have agreements to install another approximately 55 megawatts of community solar projects. Our community solar projects are currently servicing customers in 5 states with projects in two additional states currently under construction. We also participate in numerous renewable energy certificate (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and currently operate in 18 states, providing clean electricity to our customers equal to the consumption of approximately 30,000 homes, displacing 255,000 tons of CO2 emissions per annum.

Comparability of Financial Information
Our historical operations and financial position may not be comparable to our operations and financial position as a result of our business combination with CBRE Acquisition Holdings, Inc. as described in Note 1, “General,” to our condensed consolidated financial statements included elsewhere in this Report (the "Merger"), recent acquisitions as described in Note 4, "Acquisitions and Disposals," to our condensed consolidated financial statements included elsewhere in this Report and Note 7, “Acquisitions,” to our audited consolidated annual financial statements included in our 2021 Annual Report on Form 10-K, and the cost becoming a public company.
As a public company, Altus is subject to additional rules and regulations applicable to companies listed on a national securities exchange and compliance and reporting obligations pursuant to the rules and regulations of the SEC. Altus expects to hire additional employees to meet these rules and obligations, and incur higher expenses for investor relations, accounting advisory, directors' and officers’ insurance, legal and other professional services and will engage consultants and third party advisors to assist with the heightened requirements of being a public company.
Key Factors Affecting Our Performance
Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” in our 2021 Annual Report on Form 10-K and this Report for further discussion of risks affecting our business. We believe the factors discussed below are key to our success.
Execution of Growth Strategies
We believe we are in the beginning stages of a market opportunity driven by the broad shift away from traditional energy sources to renewable energy and an increasing emphasis by the C&I sector on their public commitment to decarbonization. We intend to leverage our competitive strengths and market position to become customers’ “one-stop-shop” for the clean energy transition by (i) using our existing customer and developer networks to build out our electric vehicle ("EV") charging and energy storage offerings and establish a position comparable to that of our C&I solar market position through our existing cross-sell opportunities and (ii) partnering with Blackstone and CBRE to access their client relationships, portfolio companies, and their strong brand recognition, to increase the number of customers we can support.
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
•Long-Term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 17 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of September 30, 2022, these variable rate contracts make up approximately 56% of our current installed portfolio. During the nine months ended September 30, 2022, overall utility rates have been increasing in states where we have projects under variable rate contracts. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
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
Financing Availability
Our future growth depends in significant part on our ability to raise capital from third-party investors and lenders on competitive terms to help finance the origination of our solar energy systems. We have historically used a variety of structures including tax equity financing, construction loan financing, and term loan financing to help fund our operations. From September 4, 2013, the inception of Legacy Altus, to September 30, 2022, we have raised over $100 million of tax equity financing, $80 million in construction loan financing and $690 million of term loan financing. Our ability to raise capital from third-party investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, interest rate levels, and lenders' concerns about our industry or business.
Cost of Solar Energy Systems
Although the solar panel market has seen an increase in supply in the past few years, most recently, there has been upward pressure on prices due to lingering issues of the COVID-19 pandemic (further discussed below), recent inflationary pressures, growth in the solar industry, regulatory policy changes, tariffs and duties (including investigations of potential circumvention of antidumping and countervailing (AD/CV) duties and bans against imports of solar panel materials tied to forced labor), and an increase in demand. As a result of these developments, we have been experiencing higher prices on imported solar modules. The prices of imported solar modules have increased as a result of the COVID-19 pandemic and these other factors. If there are substantial increases, it may become less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has trended downward making the addition of energy storage systems a potential area of growth for us.
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
Pipeline
As of September 30, 2022, our pipeline of opportunities totaled over one gigawatt and is comprised of approximately 50% potential operating acquisitions and 50% projects under development. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter.
As of September 30, 2022, with respect to the half of our pipeline made up of development projects, approximately 24% of these projects are currently in construction or pre-construction, 43% of these projects are still in the contracting or due diligence phase, and the final 33% represent projects from our client engagements which are progressing toward an agreement in principle.
As of September 30, 2022, with respect to the half of our pipeline made up of potential operating acquisitions, approximately 17% of these projects are currently in the initial engagement phase, 30% of these projects are in negotiation, and the final 53% of these projects are in the closing phase.
Projects originated by our channel partners which we then develop, engineer and construct benefit from a shorter time from agreed terms to revenues, typically 6 to 9 months based on our historical experience. Projects that we are originating ourselves and self-developing, such as those with a lead from CBRE or Blackstone, would historically take 12 to 15 months from agreed terms to bring to commercial operation. Given the supply chain challenges and permitting and interconnection delays described above, as of September 30, 2022, these historical timelines are currently pushed out by approximately 3 to 6 months.
On November 11, 2022, the Company acquired all of the outstanding membership interests in DESRI II Acquisition Holdings, L.L.C. and DESRI V Acquisition Holdings, L.L.C. (the "DESRI II & V Acquisition") from DESRI II, L.L.C. and DESRI V, L.L.C., respectively, under definitive Membership Interest Purchase Agreements that were announced on September 27, 2022. As a result of the DESRI II & V Acquisition, the Company acquired approximately 88 MW of operating solar facilities for total consideration at closing of approximately $102.0 million, including $82.0 million paid at closing and funded by cash on hand, and $20.0 million, payable within twelve to eighteen months, subject to customary hold back conditions.
Warrant Redemption
On September 15, 2022, the Company issued a notice for redemption of all 14,798,981 of the Company's outstanding Redeemable Warrants at 5:00 p.m. New York City time on October 17, 2022 (the “Redemption Date”) for a redemption price of $0.10 per Warrant (the “Redemption Price”). Holders could elect to exercise their Warrants on a “cashless basis” and surrender the Redeemable Warrants for that number of shares of Class A Common Stock that is determined by reference to the table set forth in Section 6.2 of the Warrant Agreement based on the Redemption Date and the Redemption Fair Market Value of $10.98. Given the Redemption Fair Market Value and the Redemption Date, the number of shares of Class A Common Stock to be issued for each Redeemable Warrant that is exercised through a cashless exercise is 0.2763.
As of September 30, 2022, holders of 1,687 Redeemable Warrants exercised their Redeemable Warrants with the payment of cash and the Company received $18,557 of cash proceeds. Holders of 10,614,564 Redeemable Warrants exercised their Redeemable Warrants on a cashless basis in exchange for 2,932,779 shares of Class A Common Stock per Redeemable Warrants.
As of the Redemption Date, holders of 8,462 Redeemable Warrants exercised their Redeemable Warrants with the payment of cash and the Company received $93,082 of cash proceeds. Holders of 14,690,310 Redeemable Warrants exercised their Redeemable Warrants on a cashless basis in exchange for 4,058,845 shares of Class A Common Stock per Redeemable Warrant. A total of 100,209 Warrants remained unexercised as of the Redemption Date, and the Company redeemed those Warrants for an aggregate redemption price of $10,021.
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
Our business operations have continued to function effectively during the pandemic. We are continuously evaluating the pandemic and are taking necessary steps to mitigate known risks. We will continue to adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping our employees and contractors safe. Although we have been able to mitigate to a certain extent the impact to the operations of the

Company to date, given that COVID-19 infections remain persistent in many states where we do business and the situation is evolving, we cannot predict the future impact of COVID-19 on our business. We considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were material impacts on our results of operations for the nine months ended September 30, 2022, and 2021, as supply chain issues and logistical delays have materially impacted the timing of our construction schedules and likely will continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Governmental restrictions implemented to try to slow the spread of the COVID-19 virus have caused, and may continue to cause, us to experience operational delays and may cause milestones or deadlines relating to various project documents to be missed. To date, we have not received notices from our dealers regarding significant performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers’ ability to make payments on their solar service agreements. Periods of a lack of availability of credit may lead to increased delinquency and default rates. We have not experienced a significant increase in default or delinquency rates to date. However, if existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could materialize, which would also negatively impact our future financial performance.
We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the distribution, acceptance and efficacy of the vaccine, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” elsewhere in our 2021 Annual Report on Form 10-K.
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

	As of September 30, 2022	As of September 30, 2021	Change
Megawatts installed	377	262	115
Cumulative megawatts installed increased from 262 MW as of September 30, 2021, to 377 MW as of September 30, 2022.

	As of September 30, 2022	As of December 31, 2021	Change
Megawatts installed	377	362	15
Cumulative megawatts installed increased from 362 MW as of December 31, 2021, to 377 MW as of September 30, 2022.

The following table provides an overview of megawatts installed by state as of September 30, 2022:

State	Megawatts installed	Share, %
New Jersey	100	27%
Massachusetts	95	25%
Minnesota	56	15%
California	34	9%
Hawaii	23	6%
New York	13	3%
Maryland	10	3%
Vermont	8	2%
Connecticut	7	2%
All other	31	8%
Total	377	100%

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Megawatt hours generated	139,000	115,000	24,000
Megawatt hours generated increased from 115,000 MWh for the three months ended September 30, 2021, to 139,000 MWh for the three months ended September 30, 2022.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Megawatt hours generated	362,000	287,000	75,000
Megawatt hours generated increased from 287,000 MWh for the nine months ended September 30, 2021, to 362,000 MWh for the nine months ended September 30, 2022.
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

Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that we use to measure our performance. We believe that investors and analysts also use adjusted EBITDA in evaluating our operating performance. This measurement is not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to adjusted EBITDA is net income and to adjusted EBITDA margin is net income over operating revenues. The presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed to suggest that our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of adjusted EBITDA and adjusted EBITDA margin are not necessarily comparable to adjusted EBITDA as calculated by other companies and investors and analysts should read carefully the components of our calculations of these non-GAAP financial measures.
We believe adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. These adjustments are intended to exclude items that are not indicative of the ongoing operating performance of the business. Adjusted EBITDA is also used by our management for internal planning purposes, including our consolidated operating budget, and by our board of directors in setting performance-based compensation targets. Adjusted EBITDA should not be considered an alternative to but viewed in conjunction with U.S. GAAP results, as we believe it provides a more complete understanding of ongoing business performance and trends than U.S. GAAP measures alone. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net loss	$(96,628)	$(1,291)	$(14,919)	$(1,468)
Income tax expense (benefit)	1,964	(2,552)	2,548	(1,497)
Interest expense, net	5,657	5,223	15,768	13,962
Depreciation, amortization and accretion expense	7,134	5,309	20,819	14,167
Stock-based compensation	2,708	34	6,670	111
Acquisition and entity formation costs	237	954	583	1,186
Loss (gain) on fair value of contingent consideration, net	825	(350)	(146)	(2,400)
Gain on disposal of property, plant and equipment	(2,222)	—	(2,222)	—
Change in fair value of redeemable warrant liability	29,564	—	6,447	—
Change in fair value of alignment shares liability	72,418	—	9,367	—
Loss on extinguishment of debt	—	3,245	—	3,245
Other (income) expense, net	(2,267)	1,087	(2,860)	838
Adjusted EBITDA	$19,390	$11,659	$42,055	$28,144

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$19,390	$11,659	$42,055	$28,144
Operating revenues, net	30,438	20,138	74,399	50,222
Adjusted EBITDA margin	64%	58%	57%	56%
Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance-based incentives. Approximately 56% of our combined power purchase agreements and net metering credit agreements are variable-rate contracts, 17% are fixed-rate contracts with escalators, and 27% are fixed-rate contracts.
Revenue under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of September 30, 2022, PPAs have a weighted-average remaining life of 14 years.
Revenue from net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of September 30, 2022, NMCAs have a weighted-average remaining life of 18 years.
SREC revenue. The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs and therefore, they do not receive an allocation of costs upon generation. The majority of individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
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
Fair Value Remeasurement of Contingent Consideration. In connection with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Report), contingent consideration of up to an aggregate of $10.5 million may be payable upon achieving certain market power rates and actual power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business.
Gain on Disposal of Property, Plant and Equipment. In connection with the disposal of land, the Company recognized a gain on disposal of property, plant and equipment, which represents the excess of consideration received over the carrying value of the disposed land.
Stock-Based Compensation. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 13, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). Redeemable Warrant Liability was remeasured as of September 30, 2022, and the resulting loss was included in the condensed consolidated statements of operations. As our Redeemable Warrants (other than the Private Placement Warrants) continued to trade separately as of September 30, 2022, on the NYSE following the Merger, the Company determines the fair value of the Redeemable Warrants based on the quoted trading price of those warrants. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. The Company determines the fair value of the Redeemable Warrants, including Private Placement Warrants, based on the quoted trading price of the Redeemable Warrants.
Change in Fair Value of Alignment Shares Liability. Alignment shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of September 30, 2022, and the resulting loss was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other (Income) Expense, Net. Other income and expenses primarily represent state grants and other miscellaneous items.

Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Loss on Extinguishment of Debt. Loss on extinguishment of debt represents the premium paid on early redemption related to the redemption of a portion of the Rated Term Loan (as defined in Note 6, "Debt,” to our condensed consolidated financial statements included elsewhere in this Report) and the write off of the unamortized deferred financing costs.
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
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation at Book Value.

Results of Operations – Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021 (Unaudited)

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Operating revenues, net	$30,438	$20,138	$10,300	51.1%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	4,488	3,849	639	16.6%
General and administrative	6,560	4,630	1,930	41.7%
Depreciation, amortization and accretion expense	7,134	5,309	1,825	34.4%
Acquisition and entity formation costs	237	954	(717)	(75.2)%
Loss (gain) on fair value remeasurement of contingent consideration, net	825	(350)	1,175	(335.7)%
Gain on disposal of property, plant and equipment	(2,222)	—	(2,222)	100.0%
Stock-based compensation	2,708	34	2,674	7,864.7%
Total operating expenses	$19,730	$14,426	$5,304	36.8%
Operating income	10,708	5,712	4,996	87.5%
Other (income) expense
Change in fair value of redeemable warrant liability	29,564	—	29,564	100.0%
Change in fair value of alignment shares liability	72,418	—	72,418	100.0%
Other (income) expense, net	(2,267)	1,087	(3,354)	(308.6)%
Interest expense, net	5,657	5,223	434	8.3%
Loss on extinguishment of debt	$—	$3,245	$(3,245)	(100.0)%
Total other expense	$105,372	$9,555	$95,817	1,002.8%
Loss before income tax expense	$(94,664)	$(3,843)	$(90,821)	2,363.3%
Income tax (expense) benefit	(1,964)	2,552	(4,516)	(177.0)%
Net loss	$(96,628)	$(1,291)	$(95,337)	7,384.7%
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	352	(236)	588	(249.2)%
Net loss attributable to Altus Power, Inc.	$(96,980)	$(1,055)	$(95,925)	9,092.4%
Net loss per share attributable to common stockholders
Basic	$(0.63)	$(0.01)	$(0.62)	5,181.4%
Diluted	$(0.63)	$(0.01)	$(0.62)	5,181.4%
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	154,455,228	88,741,089	65,714,139	74.1%
Diluted	154,455,228	88,741,089	65,714,139	74.1%

Operating revenues, net

	Three Months Ended September 30,		Change
	2022	2021	Change	%
	(in thousands)
Revenue under power purchase agreements	$7,144	$4,557	$2,587	56.8%
Revenue from net metering credit agreements	9,187	7,457	1,730	23.2%
Solar renewable energy certificate revenue	11,100	7,065	4,035	57.1%
Rental income	905	504	401	79.6%
Performance-based incentives	319	240	79	32.9%
Other revenue	1,783	315	1,468	466.0%
Total	$30,438	$20,138	$10,300	51.1%
Operating revenues, net increased by $10.3 million, or 51.1%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the increased volume of generated electricity as a result of solar energy facilities acquired and placed in service subsequent to September 30, 2021. We have three main sources of revenue including via power purchase agreements, net metering credit agreements, and the sale of solar renewable energy certificates. The revenue streams from PPAs and NMCAs vary slightly in how the customers are billed and in which states the projects earn credits, but both are products of our 20+ year contracts with our customers who purchase power from our projects. Also the Company has no NMCAs in states where high-profile Net Energy Metering proceedings are occurring, which are focused on utility rate design.
Cost of operations

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$4,488	$3,849	$639	16.6%
Cost of operations increased by $0.6 million, or 16.6%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to September 30, 2021.
General and administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$6,560	$4,630	$1,930	41.7%
General and administrative expense increased by $1.9 million, or 41.7%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions and costs associated with operating as a public company.

Depreciation, amortization and accretion expense

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$7,134	$5,309	$1,825	34.4%
Depreciation, amortization and accretion expense increased by $1.8 million, or 34.4%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to September 30, 2021.
Acquisition and entity formation costs

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Acquisition and entity formation costs	$237	$954	$(717)	(75.2)%
Acquisition and entity formation costs decreased by $0.7 million, or 75.2%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to higher costs associated with the business combination completed in the prior period.
Loss (gain) on fair value remeasurement of contingent consideration, net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Loss (gain) on fair value remeasurement of contingent consideration, net	$825	$(350)	$1,175	(335.7)%
Loss (gain) on fair value remeasurement of contingent consideration, net is primarily associated with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Report) completed on December 22, 2020. Loss and gain on fair value remeasurement was recorded for the three months ended September 30, 2022 and 2021, respectively, due to changes in the values of significant assumptions used in the measurement, including the estimated market power rates.

Gain on disposal of property, plant and equipment

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Gain on disposal of property, plant and equipment	$(2,222)	$—	$(2,222)	100.0%
Gain on disposal of property, plant and equipment is associated with the disposal of land which occurred on August 15, 2022. The gain was calculated as the excess of consideration received over the carrying value of the disposed land.

Stock-based compensation

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Stock-based compensation	$2,708	$34	$2,674	7,864.7%
Stock-based compensation increased by $2.7 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 13, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report), on February 15, 2022.
Change in fair value of redeemable warrant liability

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$29,564	$—	$29,564	100.0%
In connection with the Merger, the Company assumed a redeemable warrant liability which was remeasured as of September 30, 2022, and the resulting loss was included in the consolidated statement of operations. The loss was primarily driven by the increase in the quoted price of the Company's Redeemable Warrants as of September 30, 2022, compared to December 31, 2021.
Change in fair value of alignment shares liability

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of alignment shares liability	$72,418	$—	$72,418	100.0%
In connection with the Merger, the Company assumed a liability related to alignment shares, which was remeasured as of September 30, 2022, and the resulting loss was included in the consolidated statement of operations. The loss was primarily driven by the increase in the Company's stock price as of September 30, 2022, compared to December 31, 2021.
Other (income) expense, net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Other (income) expense, net	$(2,267)	$1,087	$(3,354)	(308.6)%
Other income was $2.3 million during the three months ended September 30, 2022, primarily consisting of a Hawaii state grant of $1.5 million, interest income of $1.0 million, and other miscellaneous income and expense items, as compared to other expense of $1.1 million for the three months ended September 30, 2021, primarily consisting of fees related to the refinancing of the Rated Term Loan.

Interest expense, net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$5,657	$5,223	$434	8.3%
Interest expense, net increased by $0.4 million, or 8.3%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to the increase of outstanding debt held by the Company during these periods but offset by a lower blended interest rate on the Amended Rated Term Loan Facility.
Loss on extinguishment of debt

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Loss on extinguishment of debt	$—	$3,245	$(3,245)	(100.0)%
Loss on extinguishment of debt recognized by the Company during the three months ended September 30, 2021, was associated with the Rated Term Loan that the Company refinanced on August 25, 2021. In conjunction with the refinancing, a portion of the Amended Rated Term Loan was extinguished, resulting in a loss on extinguishment of debt of $3.2 million.
Income tax (expense) benefit

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Income tax (expense) benefit	$(1,964)	$2,552	$(4,516)	(177.0)%
For the three months ended September 30, 2022, the Company recorded an income tax expense of $2.0 million in relation to pretax loss of $94.7 million, which resulted in an effective income tax rate of negative 2.1%. The effective income tax rate was primarily impacted by $21.8 million of income tax expense related to fair value adjustments on redeemable warrants and alignment shares, $0.3 million of income tax benefit associated with nondeductible compensation, and $0.4 million of state income tax expense.
Related to the $21.8 million of income tax expense, the Company has issued redeemable warrants and alignment shares. These awards are liability classified awards, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and alignment shares are considered equity awards for U.S. tax purposes. Therefore, the change in value does not result in taxable income or deduction. The change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
For the three months ended September 30, 2021, the Company recorded an income tax benefit of $2.6 million in relation to a pretax loss of $3.8 million, which resulted in an effective income tax rate of 66.1%. The effective income tax rate was primarily impacted by $0.7 million of income tax benefit due to net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $0.4 million of state income tax benefit, and $0.7 million of income tax benefit associated with the remeasurement of contingent consideration.
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	$352	$(236)	$588	(249.2)%
Net income attributable to redeemable noncontrolling interests and noncontrolling interests was $0.4 million during the three months ended September 30, 2022, as compared to net loss attributable to redeemable noncontrolling interests and noncontrolling interests of $0.2 million for the three months ended September 30, 2021, primarily due to changes in funding provided by a tax equity investor.

Results of Operations – Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021 (Unaudited)

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Operating revenues, net	$74,399	$50,222	$24,177	48.1%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	12,842	10,005	2,837	28.4%
General and administrative	19,502	12,073	7,429	61.5%
Depreciation, amortization and accretion expense	20,819	14,167	6,652	47.0%
Acquisition and entity formation costs	583	1,186	(603)	(50.8)%
Gain on fair value remeasurement of contingent consideration, net	(146)	(2,400)	2,254	(93.9)%
Gain on disposal of property, plant and equipment	(2,222)	—	(2,222)	100.0%
Stock-based compensation	6,670	111	6,559	5,909.0%
Total operating expenses	$58,048	$35,142	$22,906	65.2%
Operating income	16,351	15,080	1,271	8.4%
Other (income) expense
Change in fair value of redeemable warrant liability	6,447	—	6,447	100.0%
Change in fair value of alignment shares liability	9,367	—	9,367	100.0%
Other (income) expense, net	(2,860)	838	(3,698)	(441.3)%
Interest expense, net	15,768	13,962	1,806	12.9%
Loss on extinguishment of debt	$—	$3,245	$(3,245)	(100.0)%
Total other expense	$28,722	$18,045	$10,677	59.2%
Loss before income tax expense	$(12,371)	$(2,965)	$(9,406)	317.2%
Income tax (expense) benefit	(2,548)	1,497	(4,045)	(270.2)%
Net loss	$(14,919)	$(1,468)	$(13,451)	916.3%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(2,473)	(186)	(2,287)	1229.6%
Net loss attributable to Altus Power, Inc.	$(12,446)	$(1,282)	$(11,164)	870.8%
Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.01)	$(0.07)	461.3%
Diluted	$(0.08)	$(0.01)	$(0.07)	461.3%
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	153,482,503	88,741,089	64,741,414	73.0%
Diluted	153,482,503	88,741,089	64,741,414	73.0%

Operating revenues, net

	Nine Months Ended September 30,		Change
	2022	2021	Change	%
	(in thousands)
Revenue under power purchase agreements	$18,058	$12,341	$5,717	46.3%
Revenue from net metering credit agreements	20,908	17,922	2,986	16.7%
Solar renewable energy certificate revenue	28,521	17,164	11,357	66.2%
Rental income	2,334	1,264	1,070	84.7%
Performance-based incentives	1,059	1,051	8	0.8%
Other revenue	3,519	480	3,039	633.1%
Total	$74,399	$50,222	$24,177	48.1%

Operating revenues, net increased by $24.2 million, or 48.1%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increased volume of generated electricity as a result of solar energy facilities acquired and placed in service subsequent to September 30, 2021. We have three main sources of revenue including power purchase agreements, net metering credit agreements, and the sale of solar renewable energy certificates. The revenue streams from PPAs and NMCAs vary slightly in how the customers are billed and in which states the projects earn credits, but both are products of our 20+ year contracts with our customers who purchase power from our projects. Also the Company has no NMCAs in states where high-profile Net Energy Metering proceedings are occurring, which are focused on utility rate design.
Cost of operations

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$12,842	$10,005	$2,837	28.4%
Cost of operations increased by $2.8 million, or 28.4%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to September 30, 2021.
General and administrative

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$19,502	$12,073	$7,429	61.5%
General and administrative expense increased by $7.4 million, or 61.5%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions and costs associated with operating as a public company.

Depreciation, amortization and accretion expense

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$20,819	$14,167	$6,652	47.0%
Depreciation, amortization and accretion expense increased by $6.7 million, or 47.0%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to September 30, 2021.
Acquisition and entity formation costs

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Acquisition and entity formation costs	$583	$1,186	$(603)	(50.8)%
Acquisition and entity formation costs decreased by $0.6 million, or 50.8%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to costs associated with the business combination completed in the prior period.
Gain on fair value remeasurement of contingent consideration, net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Gain on fair value remeasurement of contingent consideration, net	$(146)	$(2,400)	$2,254	(93.9)%
Gain on fair value remeasurement of contingent consideration, net is primarily associated with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements” to our condensed consolidated financial statements included elsewhere in this Report) completed on December 22, 2020. Gain on fair value remeasurement was recorded for the nine months ended September 30, 2022 and 2021, due to changes in the values of significant assumptions used in the measurement, including the estimated volumes of power generation of acquired solar energy facilities and market power rates.
Gain on disposal of property, plant and equipment

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Gain on disposal of property, plant and equipment	$(2,222)	$—	$(2,222)	100.0%
Gain on disposal of property, plant and equipment is associated with the disposal of land which occurred on August 15, 2022. The gain was calculated as the excess of consideration received over the carrying value of the disposed land.

Stock-based compensation

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Stock-based compensation	$6,670	$111	$6,559	5,909.0%
Stock-based compensation increased by $6.6 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 13, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report), on February 15, 2022.
Change in fair value of redeemable warrant liability

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$6,447	$—	$6,447	100.0%
In connection with the Merger, the Company assumed a redeemable warrant liability which was remeasured as of September 30, 2022, and the resulting loss was included in the consolidated statement of operations. The loss was primarily driven by the increase in the quoted price of the Company's Redeemable Warrants as of September 30, 2022, compared to December 31, 2021.
Change in fair value of alignment shares liability

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of alignment shares liability	$9,367	$—	$9,367	100.0%
In connection with the Merger, the Company assumed a liability related to alignment shares, which was remeasured as of September 30, 2022, and the resulting loss was included in the consolidated statement of operations. The loss was primarily driven by the increase in the Company's stock price as of September 30, 2022, compared to December 31, 2021.
Other (income) expense, net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Other (income) expense, net	$(2,860)	$838	$(3,698)	(441.3)%
Other income was $2.9 million during the nine months ended September 30, 2022, primarily consisting of a Hawaii state grant of $1.5 million, interest income of $1.2 million, and other miscellaneous income and expense items, as compared to other expense of $0.8 million for the nine months ended September 30, 2021, primarily consisting of fees related to the refinancing of the Rated Term Loan.

Interest expense, net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$15,768	$13,962	$1,806	12.9%
Interest expense, net increased by $1.8 million, or 12.9%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the increase of outstanding debt held by the Company during these periods but offset by a lower blended interest rate on the Amended Rated Term Loan Facility.
Loss on extinguishment of debt

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Loss on extinguishment of debt	$—	$3,245	$(3,245)	(100.0)%
Loss on extinguishment of debt recognized by the Company during the nine months ended September 30, 2021, was associated with the Rated Term Loan that the Company refinanced on August 25, 2021. In conjunction with the refinancing, a portion of the Amended Rated Term Loan was extinguished, resulting in a loss on extinguishment of debt of $3.2 million.
Income tax (expense) benefit

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Income tax (expense) benefit	$(2,548)	$1,497	$(4,045)	(270.2)%
For the nine months ended September 30, 2022, the Company recorded an income tax expense of $2.5 million in relation to pretax loss of $12.4 million, which resulted in an effective income tax rate of negative 20.6%. The effective income tax rate was primarily impacted by $2.7 million of income tax expense related to fair value adjustments on redeemable warrants and alignment shares, $1.1 million of income tax expense associated with nondeductible compensation, $0.6 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.5 million of state income tax expense.
Related to the $2.7 million of income tax expense, the Company has issued redeemable warrants and alignment shares. These awards are liability classified awards, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and alignment shares are considered equity awards for U.S. tax purposes. Therefore, the change in value does not result in taxable income or deduction. The change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
For the nine months ended September 30, 2021, the Company recorded an income tax benefit of $1.5 million in relation to a pretax loss of $3.0 million, which resulted in an effective income tax rate of 50.6%. The effective income tax rate was primarily impacted by $0.2 million of income tax benefit due to net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $0.2 million of state income tax benefit, and $0.5 million of income tax benefit associated with the remeasurement of contingent consideration.

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(2,473)	$(186)	$(2,287)	1229.6%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests was $2.5 million during the nine months ended September 30, 2022, as compared to $0.2 million for the nine months ended September 30, 2021, primarily due to additional funding provided by a tax equity investor and reduced recapture periods for investment tax credits.
Liquidity and Capital Resources
As of September 30, 2022, the Company had total cash and restricted cash of $297.4 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of September 30, 2022, we do not expect to cancel these agreements.
The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of September 30, 2022, and December 31, 2021, the Company had outstanding letters of credit and surety bonds totaling $12.8 million and $10.6 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve account associated with the Amended Rated Term Loan. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
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
As of September 30, 2022, the outstanding principal balance of the Rated Term Loan was $490.3 million less unamortized debt discount and loan issuance costs totaling $7.8 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $500.0 million less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of September 30, 2022, the Company was in compliance with all covenants. As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on May 25, 2022, before the extended reporting deliverable due date.
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
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. As of September 30, 2022, the outstanding principal balances of the construction loan and term loan were zero and $16.0 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of September 30, 2022, and December 31, 2021, the Company had an unused borrowing capacity of $171.5 million and $169.7 million, respectively. For the three months ended September 30, 2022, and 2021, the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.1 million, respectively. For the nine months ended September 30, 2022, and 2021 the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.4 million, respectively. These interest costs were capitalized as part of property, plant and equipment. Also, on October 23, 2020, the Company entered into an additional letters of credit facility with Fifth Third Bank for the total capacity of $10.0 million. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of September 30, 2022, and December 31, 2021, the Company was in compliance with all covenants.
Project-Level Term Loan
In conjunction with the Stellar NJ 2 Acquisition, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.

As of September 30, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million, which was recognized as part of the acquisition. During the nine months ended September 30, 2022, the Company incurred interest costs associated with the term loan of $0.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets, as well as a letter of credit with Fifth Third Bank with a total capacity of $2.1 million. As of September 30, 2022, there were no amounts outstanding under the letter of credit. As of September 30, 2022, the Company was in compliance with all covenants.
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
As of September 30, 2022 and December 31, 2021, the Company's recorded financing obligations were $36.0 million, net of $1.1 million of deferred transaction costs. Payments of $0.9 million and $0.1 million were made under financing lease obligations for the three months ended September 30, 2022, and 2021, respectively. Payments of $1.5 million and $0.1 million were made under financing obligations for the nine months ended September 30, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the three months ended September 30, 2022, and 2021, was $0.4 million and $0.2 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the nine months ended September 30, 2022 and 2021, was $1.1 million and $0.2 million, respectively.
Cash Flows
For the Nine Months Ended September 30, 2022, and 2021
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used for):
Operating activities	$24,839	$18,248
Investing activities	(44,911)	(213,493)
Financing activities	(12,860)	196,216
Net decrease in cash, cash equivalents, and restricted cash	$(32,932)	$971
Operating Activities
During the nine months ended September 30, 2022 cash provided by operating activities of $24.8 million consisted primarily of net loss of $14.9 million adjusted for net non-cash income of $42.9 million and an increase in net liabilities of $3.1 million.
During the nine months ended September 30, 2021, cash provided by operating activities of $18.2 million consisted primarily of net loss of $1.5 million adjusted for net non-cash expenses of $15.2 million and an increase in net liabilities of $4.5 million.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $44.9 million, consisting of $35.7 million of capital expenditures, $13.3 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, partially offset by 3.6 million of proceeds from the disposal of property, plant and equipment.

During the nine months ended September 30, 2021, net cash used in investing activities was $213.5 million, consisting of $10.3 million of capital expenditures, $10.7 million to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, and $192.6 million to acquire businesses, net of cash and restricted cash acquired.
Financing Activities
Net cash used for financing activities was $12.9 million for the nine months ended September 30, 2022, which primarily consisted of $13.3 million to repay long-term debt, $0.7 million paid for equity issuance costs, and $1.9 million of distributions to noncontrolling interests. Cash used for financing activities was partially offset by $3.2 million of contributions from noncontrolling interests.
Net cash used for financing activities was $196.2 million for the nine months ended September 30, 2021, which consisted primarily of $148.8 million to repay long-term debt, $17.7 million of paid dividends and commitment fees on Series A preferred stock, $4.3 million of deferred transaction costs, $1.9 million of distributions to noncontrolling interests, $2.2 million of debt issuance costs, and $0.1 million of paid contingent consideration. Cash used for financing activities was partially offset by $288.9 million of proceeds from issuance of long-term debt and $2.7 million of contributions from noncontrolling interests.
Critical Accounting Policies and Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2022, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2021 Annual Report on Form 10-K.
Other than the policies noted in Note 2, “Significant Accounting Policies,” in the Company’s notes to the condensed consolidated financial statements in this Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements in our 2021 Annual Report on Form 10-K.
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
We expect to remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we, as applicable, have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
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
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transactions.
Interest Rate Risk
A significant portion of our outstanding debt has a fixed interest rate (for further details refer to Note 6, "Debt," to our condensed consolidated financial statements included elsewhere in this Report). However, changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations, and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net income, or cash flows.
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
Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2021 Annual Report on Form 10-K.
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

•We have hired a SOX Manager who specializes in internal controls and organizational risk assessment, identification of control activities, controls documentation and the enhancement of ongoing monitoring activities related to the internal controls over financial reporting to address the lack of a formalized risk assessment process; and
•We have proceeded with steps intended to remediate the selection and development of the control activities material weakness through the documentation of processes and controls in the financial statement close, reporting and disclosure processes while working to deploy a new enterprise resource planning system designed to improve the accuracy and controls over financial reporting. The new system enhancements and activities are designed to enable us to broaden the scope and quality of our internal reviews of information supporting financial reporting and to formalize and enhance our internal control procedures.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. In addition, during the nine months ended September 30, 2022, we have completed the implementation of an accounting system, which enables a more efficient financial statements closing process. Other than those measures, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
This Report supplements the risk factors set forth in Part I, Item 1A. of the 2021 Annual Report on Form 10-K with the following risk factors, which update, and should be read in conjunction with, the risk factors set forth therein.
Summary of Risk Factors

•If we cannot compete successfully against other solar and energy companies, we may not be successful in developing our operations and our business may suffer;
•With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, less-regulated third party energy service providers and new renewable energy companies;
•A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects;
•Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issue, price change or other limitations in our ability to obtain components or technologies we use could result in adverse effects;
•Although our business has benefited from the declining cost of solar panels in the past, our financial results may be harmed now that the cost of solar panels has increased, and our costs overall may continue to increase in the future due to increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government;
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
•We face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities; and
•While our growth strategy includes seeking acquisitions of operating solar power generation assets and portfolios, we may not be successful in identifying or making any acquisitions in the future. We may not realize the anticipated benefits of acquisitions, and integration of these acquisitions may disrupt our business and management.

Risks Related to our Business
We may not be able to effectively manage our growth.
Our future growth may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees and develop processes to efficiently integrate our strategic acquisition of portfolio assets, which is a primary part of our future growth strategy. These demands will require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a negative impact on our business, financial condition, and results of operations.

While our growth strategy includes seeking acquisitions of operating solar power generation assets and portfolios, we may not be successful in identifying or making any acquisitions in the future. We may not realize the anticipated benefits of acquisitions, and integration of these acquisitions may disrupt our business and management.
Our business strategy includes growth through the acquisitions of solar power generation assets and portfolios. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire those opportunities that are identified in our pipeline. There is always the possibility that even if there is success in integrating our current or future acquisitions into the existing operations, we may not derive the benefits, such as administrative or operational synergies or earnings obtained, that were expected from such acquisitions, which may result in the commitment of capital resources without the expected returns on the capital. The competition for acquisition opportunities may increase which in turn would increase our cost of making further acquisitions or causing us to curb our activities of making additional acquisitions.
In pursuing our business strategy, from time to time we evaluate targets and enter into agreements regarding possible acquisitions, divestitures, and joint ventures. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete transactions, and manage post-closing matters such as the integration of acquired assets and businesses. Our due diligence reviews are subject to the completeness and accuracy of disclosures made by third parties. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities.
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
•misjudging the value of acquired assets to us;
•potential inability to assert that internal controls over financial reporting are effective; and
•potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.
Acquisitions of companies, businesses and assets are inherently risky and, if we do not complete the integration of these acquisitions successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations. In addition, our guidance and estimates for our future operating and financials results assume the completion of certain of our acquisitions that are in our acquisition pipeline. If we are unable to execute on our actionable pipeline and integrate these acquisitions, we may miss our guidance, which could adversely affect the market price of our Class A Common Stock and our business, financial condition, or results of operations.
Our acquisition of solar project portfolios may not be as successful as acquiring the assets individually.
We may acquire entire portfolios of solar projects and the performance of individual solar projects in such a portfolio will vary. We may not derive the benefits, such as administrative or operational synergies that were expected and our earnings from the entire portfolio may not exceed the earnings we would have received had we purchased some, but not all, of the solar projects contained in such portfolio.
If we are unable to retain and recruit qualified technicians and advisors, or if our directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

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
As of September 22, 2022, we had 61 full-time employees and no part-time employees. We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.
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
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are operating in a rapidly changing industry and one of our primary growth strategies is to acquire strategic portfolio assets, those fluctuations may be masked by our recent growth rates. As a result, these fluctuations may not be readily apparent from our historical results of operations and our past quarterly results of operations may not be good indicators of likely future performance. In addition to the other risks described in this “Risk factors” section, as well as the factors discussed in the 2021 Annual Report on Form 10-K, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:
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
•the acquisition of portfolio assets or other companies that we would expect to be able to integrate into our business operations and the costs associated therewith, including the costs of diligence and integration;
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
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $177.4 million and $87.7 million, respectively, which begin expiring in varying amounts in 2034 and 2022, respectively, if unused. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022.
Our ability to use our NOLs may be limited by an applicable ownership change. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. Any limitation may result in the expiration of all or a portion of the net operating loss carryforwards and tax credit carryforwards before utilization.
As an emerging growth company and smaller reporting company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.
We are an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements that are available to “emerging growth companies,” but not to other public companies, including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended the (“Sarbanes-Oxley Act”);
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We plan in filings with the U.S. Securities and Exchange Commission (“SEC”) to continue to utilize the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” until the earliest of:
•December 31, 2026;
•the last day of the first fiscal year in which our annual gross revenue exceeds $1.235 billion;
•the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and
•the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.
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
As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2021 and subsequent quarterly reports on Form 10-Q. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
Our management has developed a remediation plan which we have begun and will continue to implement. These remediation measures are ongoing and include: hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate, however we may encounter problems or delays in completing the remediation of the material weaknesses. In connection with the material weaknesses identified in our internal control over financial reporting we determined that our internal control over financial reporting are not effective and were not effective as of December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022.
If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and our company could become subject to litigation or investigations by the NYSE, SEC, or other regulatory authorities, which could require additional financial and management resources. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
In order to maintain and improve the effectiveness of its internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting, and remediate identified material weaknesses could adversely affect our business and operating results and could cause a decline in the market price of our common stock.
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
Our business has achieved rapid growth since we launched. Our net revenue was $71.8 million and $45.3 million for the years ended December 31, 2021 and 2020, respectively, and $74.4 million and $50.2 million for the nine months ended September 30, 2022 and 2021, respectively. Our net income (loss) was $13.0 million and $(1.9) million for the years ended December 31, 2021 and 2020, respectively, and $(15.4) million and $(1.5) million for the nine months ended September 30, 2022 and 2021, respectively. However, our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved if we were a public company or results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all.
Any reductions or modifications to, or the elimination of, governmental incentives or policies that support solar energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards or feed-in-tariffs, or the imposition of additional taxes or other assessments on solar energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new solar energy projects, our abandoning the development of solar energy projects, a loss of our investments in solar energy projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We depend heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating solar energy projects in regions in which we operate or plan to develop and operate renewable energy facilities. The federal government and a majority of state governments in the United States provide incentives, such as tax incentives, renewable portfolio standards or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, a loss of our investments in the projects and reduced project returns, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”). We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published Internal Revenue Service (“IRS”) guidance. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which Department of Treasury regulations (“Treasury Regulations”) are forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The Department of Treasury is expected to issue Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and Department of Treasury may modify existing guidance, possibly with retroactive effect. Any of the foregoing items could reduce the amount of ITCs or, if applicable, PTCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs or, if applicable, PTCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net energy metering in states that have implemented it, the failure to adopt a net energy metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net energy metering, or reductions in the amount or value of credit that customers receive through net energy metering. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted. Our ability to sell solar energy systems and the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid.
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
CBRE Acquisition Holdings, Inc. (“CBAH”) sold 10,062,500 Redeemable Warrants as part of the Shareholder Aligned Initial Listing (“SAILSM”) securities in the initial public offering of CBAH (which traded separately on the NYSE under the symbol “CBAH WS” prior to the Closing and following the Closing trade under the symbol “AMPS WS”). The Redeemable Warrants are exercisable for an aggregate of 10,062,500 shares of Class A Common Stock at a purchase price of $11.00 per share. CBAH also issued 7,366,667 warrants to CBRE Acquisition Sponsor, LLC (the “Sponsor”) in a private placement simultaneously with the closing of CBAH’s initial public offering and 2,000,000 warrants to the Sponsor in full settlement of a second amended and restated promissory note with the Sponsor (such warrants, the “Private Placement Warrants”). The Private Placement Warrants are exercisable for an aggregate of 9,366,667 shares of our Class A Common Stock at a purchase price of $11.00 per share.
We have 1,207,500 alignment shares outstanding, all of which are held by the Sponsor, certain officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and existing CBAH directors. The Alignment Shares will automatically convert into shares of Class A Common Stock based upon the Total Return (as defined below in “Description of securities”) on the Class A Common Stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
We account for the Redeemable Warrants and alignment shares as derivative liabilities, which are presented at fair value each reporting period, with changes in fair value recorded through earnings. As the Redeemable Warrants (other than our Private Placement Warrants) trade separately on the NYSE, the fair value of the Redeemable Warrants will be determined based on the quoted trading price of those warrants. The Private Placement Warrants have the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants is equal to the Redeemable Warrants. The fair value of the Private Placement Warrants is determined based on the quoted trading price of the Redeemable Warrants.
We estimate the fair value of our alignment share using a Monte Carlo simulation, which is based on various market inputs (e.g., measurement of our stock price after the consummation of the Merger).
As a result of the estimation processes involved in presenting these instruments at fair value, our financial statements and results of operations may fluctuate quarterly, based on various factors, many of which are outside of our control. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Redeemable Warrants (including Private Placement Warrants) and alignment shares for each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 31, 2022, June 15, 2022, and August 17, 2022, and the Company entered into separate, privately negotiated warrant exchange agreements (the "Exchange Agreements") with a limited number of holders of the Company's outstanding Redeemable Warrants. Pursuant to the Exchange Agreements, the Company agreed to issue an aggregate of 1,111,243 shares of Class A common stock to the holders of Redeemable Warrants in exchange for the surrender and cancellation of an aggregate of 4,630,163 Redeemable Warrants. The issuance by the Company of the shares of Common Stock in exchange for the surrender and cancellation of the Redeemable Warrants was made in reliance on the exemption from registration in Section 3(a)(9) of the Securities Act. Immediately prior to the exchange, the Redeemable Warrants were remeasured to fair value based on the trading price of the exchanged shares of common stock, resulting in a gain on fair value remeasurement of $4.1 million within operating income in the condensed consolidated statements of operations for the nine months ended September 30, 2022, and a redeemable warrant liability of $7.8 million, which was then reclassified to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2022.
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

Date: November 14, 2022	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Date: November 14, 2022	By:	/s/ Lars R. Norell
	Name:	Lars R. Norell
	Title:	Co-Chief Executive Officer

Date: November 14, 2022	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer