Form 10-K
period 2022-12-31
Altus Power, Inc.
filed 2023-03-30
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant at June 30, 2022, the last business day of the Registrant's most recently completed second quarter, was $280,256,927 (based on the closing sales price of the Class A shares on June 30, 2022, of $6.31).

As of March 10, 2023, there were 158,987,942 shares of the registrant's Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

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
Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to:
•our ability to successfully integrate into our business and recognize the anticipated benefits of recently completed business combinations and related transactions and generate profit from their operations;
•our ability to retain customers and maintain and expand relationships with business partners, suppliers and customers;
•the risk of litigation and/or regulatory actions related to the proposed acquisition of solar assets;
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

Company Overview
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. Our mission is to create a clean electrification ecosystem and drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance, or ESG, targets. In order to achieve our mission, we develop, own and operate solar generation and energy storage facilities. We believe we have the in-house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group ("Blackstone"), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. ("CBRE"), which provides direct access to its portfolio of owned and managed commercial and industrial (“C&I”) properties.
We own systems across the United States from Hawaii to Vermont. Our portfolio consists of 470 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 5,000 residential customers which are serviced by approximately 40 megawatts of community solar projects currently in operation. We have agreements to install over 70 additional megawatts of community solar projects, all of which are in advanced stages of development. Our community solar projects are currently servicing customers in 5 states with projects in two additional states currently under construction. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and currently operate in 22 states, providing clean electricity to our customers equal to the electricity consumption of approximately 60,000 homes, displacing 320,000 tons of CO2 emissions per annum.
Through our strategic capital deployment, we are able to build and operate clean energy systems on commercial properties, schools and municipal buildings. The electricity we generate helps customers to reduce electricity bills, progress towards decarbonization targets and support resource management needs throughout the asset lifecycles. Our primary product offering is entering into leases or easements with building or landowners and revenue contracts to sell the power generated by the solar energy system to various commercial, utility, municipal and community solar off takers. In addition to sale of clean power, we also address our customer's needs through electric vehicle ("EV") charging and energy storage offerings.
Our offering provides multiple advantages to our customers relative to the status quo:
•Lower electricity bills. Our streamlined process allows for solar energy credits to apply directly to customers' utility bills, which allows them to realize immediate savings. In addition, our PPAs are typically priced to include a day one savings as compared to the existing utility rates.
•Increase accessibility of clean electricity. Through our use of community solar, we provide clean electricity to customers who otherwise would not have been able to construct on-site solar, such as apartment and condominium customers. This increases the total addressable market and enables energy security for all.
•Supporting clean energy ecosystem. Demand for clean sources of electricity is anticipated only to increase. We strive to support our customers in their continued transition to the clean energy ecosystem through our solar PV and storage systems, as well as our EV charging stations. We expect that our continued growth and expansion of product offerings will allow us to support even more customers in this transition.

We own all of our solar systems, which we build and install, with equipment sourced from a wide variety of suppliers. We purchase all major components of the systems we construct, including solar modules, inverters, racking systems, transformers, medium voltage equipment, monitoring equipment and balance of system equipment. All of the labor for the construction of these systems is subcontracted under our standard contracts.
We believe our robust and actionable pipeline is the result of our deep network of developers and channel partners with local expertise, which is beneficial in the many markets where we are active. Our wholly-owned in-house construction company provides expertise in asset development that aids the success of our pipeline projects. Further, we believe that our ability to source favorable development and operating solar projects, our strategic asset financing structure, combined with the demand for clean energy provide us with a competitive advantage and a unique position in the solar power industry.
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
Following the closing of the Business Combination Agreement, Altus' Class A common stock and Public Warrants were listed on the NYSE under the symbols “AMPS” and “AMPS WS”, respectively. The Public Warrants have been fully redeemed by the Company, stopped trading on the NYSE on October 14, 2022, and were delisted.
Total Addressable Market
Electricity demand has been evolving for many years, but the progress has accelerated with the renewable targets and decarbonization goals established by many corporations transitioning to clean electricity generation. The demand is coming from multiple industry segments, including the public sector, the private sector and residential customers. Historically, the C&I market has been under-penetrated by traditional utility-scale solar PV providers due to the smaller scale of projects and difficulties associated with scaling nationally. We believe we are well equipped to drive the C&I growth segment of the solar PV market through our existing national partner footprint, efficient acquisition and deployment strategies and standardized approach to customer contracts and asset financing.
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
Our sustainability efforts are organized into the three ESG pillars: Environment, Social, and Governance. We plan to report how we oversee and manage ESG factors in an annual sustainability report. In this report we plan to reference the Global Reporting Initiative (GRI) standards.
•Our Environment Pillar focuses on providing clean, affordable energy to our customers; maintaining a robust environmental management program that ensures we protect the environment in the communities where we operate and build; and helping to make our energy infrastructure more resilient and sustainable.
•Our Social Pillar focuses on attracting and retaining a team of talented individuals, while offering opportunities for growth and development; building a diverse and inclusive work force; and ensuring a safety-first workplace for our employees through proper training, policies and protocols.
•Our Governance Pillar focuses on adhering to the highest standards of corporate governance, ethical business conduct, transparency, honesty, and integrity while developing a strong and resilient company. We strive to support ethically sourced products and materials and encourage the partners in our supply-chain to abide by our Supplier Code of Conduct.
All of our actions and each of our ESG pillars are underpinned by the goal of driving the clean energy transition of our customers across the United States.

Our Digital Platform
Altus leverages best in class enterprise software solutions to manage our operations as well as a series of proprietary capture and management tools. Altus utilizes this suite of tools and interfaces to create value for customers with asset performance tracking, analytics, real time data generation and to meet our forecast objectives. Altus' analytics infrastructure provides it with internally developed systems for optimizing the terms of each renewable energy project transaction in which it engages, based on the requirements of the customer. To assist customers with their ESG goals including decarbonization, Altus has developed a quantitative model to measure a building's greenhouse gas emissions and assess it in the context of global targets.
Altus is in the process of developing our next generation proprietary software stack to support our growth and increase our efficiency with digital tools that will enable our platforms to have full integration into our B2B and B2C lifecycles from origination through maintenance. Our systems use production data sources to ensure visibility into how projects are performing against baseline forecasts. They also provide streamlined asset registration and customer data management. We warehouse our technology and project data, contracts, and customer records and have the alert and monitoring systems developed to ensure we have maximum uptime. Our next generation proprietary software stack with AI/ML will support our growth and security, and increase our efficiency.
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
Intellectual Property
We have registered trademarks for “Altus Power” and the Altus Power logo, U.S. Service Mark Registration Numbers 6,764,603 and 6,751,205, respectively. We have filed a trademark application for "Village by Altus Power," U.S. Trademark Application No. 97/748,067. We have filed a patent application for the Simulation of Carbon Emissions, United States Patent Application No. 18/128,096. Altus has registered domain names, including www.altuspower.com. Information contained on or accessible through the website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. Altus does not currently have any issued patents. Altus has filed for a patent application on the "Simulation of Carbon Emissions" and intends to file additional patent applications as we continue to innovate through our research and development efforts.
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
Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSH Act”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable OSH Act and other comparable government regulations.
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
The Inflation Reduction Act of 2022 (the “IRA”), which was passed in August 2022, substantially changed and expanded existing federal tax benefits for renewable energy. The IRA extended the existing framework for investment tax credits (“ITC”) offered by the federal government under Section 48(a) of the Internal Revenue Code (the "Code") for the installation of certain solar power facilities owned for business purposes. Prior to the IRA, if construction on the facility began before January 1, 2020, the amount of the ITC available was 30%, if construction began during 2020, 2021, or 2022 the amount of the ITC available was 26%, with additional step downs in later years. Projects placed in service before January 1, 2022 are still set at 26%. However, with the enactment of the IRA, solar power facilities installed between 2022 and 2032 will receive a 30% ITC of the cost of installed equipment for ten years so long as the facilities meet wage and apprenticeship requirements or are less than 1 MWac, which will decrease to 26% for solar power facilities installed in 2033 and to 22% for solar power facilities installed in 2034; and for those solar power facilities installed in 2022, the ITC has increased from 22% to 30% if the ITC has not yet been claimed. The prevailing wage rates also must be paid for alteration and repair during the 5 years after a project is placed in service.
Pursuant to the IRA, certain ITC projects are eligible for a 10% domestic content bonus so long as the facilities meet wage and apprenticeship requirements, if all the steel and iron are produced in the United States and at least 40% of the facility is produced in the United States, which domestic content percentage requirement increases for facilities that start construction after 2024 and eventually reach 55% for projects which begin construction in 2027 or later.
Pursuant to the IRA, certain ITC projects are eligible for an additional 10% or 20% energy community bonus so long as the facilities meet wage and apprenticeship requirements, and if the facility owner applies for and receives an environmental justice allocation from the Internal Revenue Service (the “IRS”). Solar (and certain related storage) facilities that are less than 5 MWac that are either located in a low-income community or on Indian land, or are part of a qualified low-income residential building project or a qualified low-income economic benefit project qualify. For example, qualified low-income economic benefit projects can receive a 20% bonus if low-income households receive at least one-half of the financial benefits. The IRS provided taxpayers guidance in Notice 2023-18 for determining the requirements for allocation of the ITC bonus. The IRA also included additional incentives, including in relation to stand-alone storage and claiming interconnection costs under the ITC in certain situations.
In addition to the incentives at the federal government, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets. While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business.
Corporate Information
Legacy Altus was originally formed as Altus Power America LLC as a limited liability company under the laws of the State of Delaware on September 4, 2013, converted to a corporation incorporated under the laws of the State of Delaware on October 10, 2014, and changed its name to Altus Power, Inc. on July 7, 2021. Legacy Altus then changed its name to Altus Solar, Inc. on December 8, 2021, and on December 9, 2021, was merged with and into a subsidiary of CBRE Acquisition Holdings, Inc. in connection with the closing of the Merger. At such time, Legacy Altus was renamed Altus Power, LLC. At the same time, CBRE Acquisition Holdings, Inc., a corporation formed under the laws of the State of Delaware on October 13, 2020, was renamed Altus Power, Inc. on December 9, 2021. Our principal executive offices are located at 2200 Atlantic Street, 6th Floor, Stamford, CT 06902, and our telephone number is (203) 698-0090.
The Altus design logo, “Altus” and our other common law trademarks, service marks or trade names appearing in this prospectus are the property of Altus. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
Human Capital Resources
As of December 31, 2022, Altus had 62 employees, of which 59 were full-time employees. As of December 31, 2022, none of Altus’s employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good.

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

Item 1A. Risk Factors

Investing in our securities involves risks. Before you make a decision to transact in our securities, you should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section titled “Special Note Regarding Forward-Looking Statements,” as well as our audited financial statements and notes thereto. If any of the risks discussed herein actually occur, it may materially harm our business, operations, financial condition or prospects. As a result, the market price of our securities could decline, and you could lose all or part of your investment. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to Altus and its business, operations, financial condition and prospects. Altus may face additional risks and uncertainties that are not presently known to us, or that our management currently deems immaterial, which may also impair Altus’s business, operations, financial condition or prospects.

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
•Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issue, price change, or other limitations in our ability to obtain requisite components or technologies we use could result in adverse effects;
•Although our business has benefited from the declining cost of solar panels in the past, our financial results may be harmed with the recent increase in the price of solar panels, and our costs overall may continue to increase in the future due to further increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government;
•The operation and maintenance of our facilities is subject to many operational risks, the consequences of which could have a material adverse effect on our business, financial condition, results of operations and prospects;
•Our business, financial condition, results of operations and prospects could suffer if we do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, facilities on schedule or within budget;
•We face risks related to project siting, financing, construction, permitting, supply chain delays, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities; and

•While our growth strategy includes seeking acquisitions of operating solar power generation assets and portfolios, we may not be successful in identifying or making any acquisitions in the future. We may not realize the anticipated benefits of acquisitions, and integration of these acquisitions may disrupt our business and management.

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
We also compete with companies that are not regulated like traditional utilities but have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract new customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.
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
On February 7, 2018, the U.S. government imposed a protective tariff on solar panel components for four years. On February 4, 2022, the U.S. government extended such safeguard measure for four years and doubled the volume of excluded panels from such safeguard measure from 2.5 gigawatts ("GW") to 5 GW, and the U.S. Trade Representative (“USTR”) released the following terms of the extended tariff:

	Year 5	Year 6	Year 7	Year 8
	2/7/2022 to 2/6/2023	2/7/2023 to 2/6/2024	2/7/2024 to 2/6/2025	2/7/2025 to 2/6/2026
Safeguard Tariff on Panels and Cells	14.75%	14.5%	14.25%	14%
Cells Exempted from Tariff	5 GW	5 GW	5 GW	5 GW

As indicated in the terms, the tariff will not apply to the first 5 GW of solar cells imported in each of the four years. In addition, the tariff will not apply to bi-facial panels. Panels imported from China and Taiwan previously were subject to tariffs from a 2012 solar trade case. The current tariff applies to all countries. As a result of the protective tariffs, and if additional tariffs are imposed or other disruptions to the supply chain occur, our ability to purchase these products on competitive terms or to access specialized technologies from other countries could be limited. Any of those events could harm our financial results by requiring us to account for the cost of tariffs or to purchase solar panels or other system components from alternative, higher-priced sources.
On February 8, 2022, Auxin Solar, a U.S. module manufacturer petitioned the U.S. Department of Commerce to investigate whether crystalline silicon PV ("CSPV") cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia from eight solar companies are circumventing US anti-dumping and countervailing duty ("AD/CVD") orders on cells and modules from China, which places a 100% to 250% tariff on such modules. The U.S. Department of Commerce decided to open a country-wide circumvention inquiry investigation and on December 7, 2022, the U.S. Department of Commerce made a preliminary determination that four of the eight companies being investigated are attempting to bypass U.S. duties by doing minor processing in one of the Southeast Asian countries before shipping to the United States. Because the U.S. Department of Commerce preliminarily found that circumvention was occurring through each of the four Southeast Asian countries, the U.S. Department of Commerce is making a “country-wide” circumvention finding, which simply designates the country as one through which solar cells and modules are being circumvented from the PRC. Companies in these countries will be permitted to certify that they are not circumventing the AD/CVD orders, in which case the circumvention findings will not apply. These findings are preliminary, and the U.S. Department of Commerce will conduct in-person audits in the coming months to verify the information that was the basis of its finding and all parties will have an opportunity to comment on the U.S. Department of Commerce’s finding, which the U.S. Department of Commerce will fully consider before issuing its final determination, which is currently scheduled for May 1, 2023. These AD/CVD orders have impeded our ability to import solar modules from certain suppliers and we are mitigating the effects by diversifying the suppliers from whom we procure our solar modules and entering into long-term flexible supply agreements.
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
We may not be able to release new products in a timely manner, or at all, and such new products may not achieve market acceptance. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative providers. Delays in introducing products and innovations or the failure to offer innovative products or services at competitive prices may cause existing and potential customers to purchase our competitors’ products or services. Further, significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of our solar energy systems, which could result in product obsolescence, the loss of competitiveness of our systems, decreased revenue and a loss of market share to competitors.
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
The operation, maintenance, refurbishment, construction and expansion of our facilities involve risks, including breakdown or failure of equipment or processes, fuel interruption and performance below expected levels of output or efficiency. Some of our facilities were constructed many years ago and may require significant capital expenditures to maintain peak efficiency or to maintain operations. There can be no assurance that our maintenance program will be able to detect potential failures in our facilities before they occur or eliminate all adverse consequences in the event of failure. In addition, weather-related interference, work stoppages and other unforeseen problems may disrupt the operation and maintenance of our facilities and may materially adversely affect us.
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
We own, develop, construct, manage and operate electric-generation facilities. A key component of our growth is our ability to construct and operate generation facilities to meet customer needs. As part of these operations, we must periodically apply for licenses and permits from various local, state, and federal regulatory authorities and abide by their respective conditions. If we are unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, if there is a delay in obtaining or renewing necessary licenses or permits or if regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on us, our business, financial condition, results of operations and prospects could be materially adversely affected. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.
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
Our future growth may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees and develop processes to efficiently integrate our strategic acquisition of portfolio asses, which is a primary part of our future growth strategy. These demands will require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a negative impact on our business, financial condition, and results of operations.
While our growth strategy includes seeking operating solar power generation assets and portfolios to add to our portfolio, we may not be successful in identifying or marking any acquisitions in the future. We may not realize the anticipated benefits of acquisitions, and integration of these acquisitions may disrupt our business and management.
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
Acquisitions of companies, businesses and assets are inherently risky and, if we do not complete the integration of these acquisitions successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations. In addition, our guidance and estimates for our future operating and financial results assume the completion of certain of our acquisitions that are in our acquisition pipeline. If we are unable to execute on our actionable pipeline and integrate these acquisitions, we may miss our guidance, which could adversely affect the market price of our Class A Common Stock and our business, financial condition, or results of operations.
Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.
As of December 31, 2022, a majority of our solar facilities were in Massachusetts, New Jersey, Minnesota and California. We have since expanded to include New York to our list of states we are concentrated in and expect our near-term future growth to occur in states such as Maryland, New York, California, and Hawaii, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.
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
Our relationship with CBRE is continuing to develop and may not result in profitable long-term contracts with their referred clients.
Our relationship with CBRE is continuing to develop. The Company expects some development opportunities to come from referrals from CBRE and Blackstone. Our success depends on profitable long-term contracts with any referred clients. We cannot assure you that new contracts and clients for our technologies, products and services will develop or that our existing market will grow. If a significant number of referred clients elect not to use our services or purchase our products, it could materially adversely affect our financial condition, business and results of operations.
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
Failure to successfully recruit, hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.
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
As of December 31, 2022, we had 62 employees, of which 59 were full-time employees. We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.
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
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $262.4 million and $155.4 million, respectively, which begin expiring in varying amounts in 2034 and 2022, respectively, if unused. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
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
We are an "emerging growth company, within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements that are available to “emerging growth companies,” but not to other public companies, including:
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

We plan in filings with the U.S. Securities and Exchange Commission ("SEC"), we plan to continue to utilize the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” until the earliest of:
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
Our business has achieved rapid growth since we launched. Our net revenue was $101.2 million and $71.8 million for the years ended December 31, 2022 and 2021, respectively. Our net income was $52.2 million and $13.0 million for the years ended December 31, 2022 and 2021, respectively. However, our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results we would have achieved if we were a public company for the entire year or results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”). We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published Internal Revenue Service (“IRS”) guidance. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which Department of Treasury regulations (“Treasury Regulations”) are forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The Department of Treasury is expected to issue Treasury Regulations and issue additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and Department of Treasury may modify existing guidance, possibly with retroactive effect. Any of the foregoing items could reduce the amount of ITCs or, if applicable, PTCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs or, if applicable, PTCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects..
The absence of net energy metering and related policies to offer competitive pricing to our customers in our current markets, and adverse changes to net energy metering policies, may significantly reduce demand for electricity from our solar energy systems.
Several of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation. In addition to net metering policies, certain of our primary markets, including Massachusetts, New York, New Jersey and Maryland have adopted programs specifically aimed at providing renewable energy benefits to specific customers, such as community solar and low and moderate income customers. Many of these programs are set-up with a finite capacity of MW installed. Historically, regulators in our primary markets have continuously rolled out new incentive programs as the caps on existing programs begin to fill to promote continued investment in renewables in order to meet the goals set forth in their renewable portfolio standards, however the continuous roll-out of such programs is not guaranteed.
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

Further, we may be subject to claims or liabilities arising from the ownership or operation of acquired solar systems for the periods prior to our acquisition of them, including environmental, employee-related, indemnification for tax equity partnerships and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.
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
As of December 31, 2022, approximately 9% of our business operates pursuant to contracts and transactions with residential customers via community solar. We must comply with federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security and warranties. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations, or their interpretation, could affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective community solar customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur additional expenses, which could have an adverse effect on our business, financial condition and results of operations.
Changes in tax laws, guidance or policies, including, but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect our business, financial condition, results of operations and prospects.
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
We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and results of operations, including a potential delisting on the NYSE. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
Intellectual Property and Data Privacy Risks
If we are unsuccessful in developing and maintaining our proprietary technology, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.
Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our proprietary software solutions which manage our operation as well as a series of proprietary capture and management tools. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s rooftop for solar energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. If we are unable to maintain our existing proprietary technology, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.
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
Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. These threats may increase as a result of the recent banking crisis. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
Any security breach or unauthorized disclosure or theft of personal information we gather, store and use, or other hacking and phishing attacks on our systems, could harm our reputation, subject us to claims or litigation and have an adverse impact on our business.
We receive, store and use personal information of customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent, have occurred on our systems in the past, and could occur on our systems in the future. Inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to the personal information in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by such individuals. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Our efforts to protect such personal information may be unsuccessful due to software bugs or other technical malfunctions; employees, contractor, or vendor error or malfeasance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose sensitive information. The risks of these threats may increase due to the recent banking crisis. Although we have developed systems and processes that are designed to protect the personal information we receive, store and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.
Our business is subject to complex and evolving laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including recent legislation in a number of states afford consumers of those states an array of new rights, including the right to be informed about what kinds of personal data companies have collected and why it was collected, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws could result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions brought against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.
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
As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2022. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
Our management has developed a remediation plan which we have begun and will continue to implement. These remediation measures are ongoing and include: hiring additional finance department employees with appropriate expertise; progressing towards the completion of our formalized risk assessment for SOX processes, including process mapping; and proceeding with steps intended to remediate the selection and development of control activities material weakness through the documentation of processes and controls in the financial statement close, reporting and disclosure processes while working to further enable our enterprise resource planning system and implement supporting software to improve the accuracy and controls over financial reporting. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate, however we may encounter problems or delays in completing the remediation of the material weaknesses. In connection with the material weaknesses identified in our internal control over financial reporting we determined that our internal control over financial reporting are not effective and were not effective as of December 31, 2022.
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
In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act"). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting, and remediate identified material weaknesses could adversely affect our business and operating results and could cause a decline in the market price of our common stock.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. A material weakness in internal controls could result in our failure to detect a material misstatement of our annual or quarterly consolidated financial statements or disclosures. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the market price of our common stock.
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
Our directors, executive officers and their affiliates as a group beneficially own approximately 33% of the outstanding shares of our Class A common stock but without giving effect to any conversions of our Alignment Shares. As a result, these stockholders are able to exercise a significant level of influence over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This influence could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
Our stock price will be volatile, which could cause the value of your investment to decline.
The market price of our common stock will be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
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
Our Alignment Shares have been accounted for as derivative liabilities and have been recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.
We have 1,207,500 Alignment Shares outstanding, all of which will be held by the Sponsor, certain officers of CBAH (such officers, together with the Sponsor, the "Sponsor Parties") and existing CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to this Form) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
We estimate the fair value of our Alignment Share using a Monte Carlo simulation, which is based on various market inputs (e.g., measurement of our stock price after the consummation of the Merger).
As a result of the estimation processes involved in presenting these instruments at fair value, our financial statements and results of operations may fluctuate quarterly, based on various factors, many of which are outside of our control. If our stock price is volatile, we expect that we will recognize non- cash gains or losses on Alignment Shares for each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
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
General Risks
Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are operating in a rapidly changing industry and one of our primary growth strategies is to acquire strategic portfolio assets, those fluctuations may be masked by our recent growth rates. As a result, these fluctuations may not be readily apparent from our historical results of operations and our past quarterly results of operations may not be good indicators of likely future performance. In addition to the other risks described in this “Risk factors” section, as well as the factors discussed in this Annual Report on Form 10-K, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:
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
•general economic, industry and market conditions; and
•changes to our cancellation rate.

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
Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, the closure of regional banks which has recently occurred, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate additional sources of liquidity and we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse change in economic conditions would have a negative impact on our business, results of operations and financial condition and on our ability to generate or raise additional capital on favorable terms, or at all.
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
In addition, we own and operate solar generating facilities located in 22 states. We believe that no single solar generating facility is material to our business, results of operations or financial condition.
The following table provides an overview of our solar generating facilities by state:

State	Megawatts installed	Share, percentage
Massachusetts	105	22.3%
New Jersey	103	21.9%
California	67	14.3%
Minnesota	56	11.9%
Hawaii	29	6.2%
Nevada	21	4.5%
New York	13	2.8%
Maryland	10	2.1%
Connecticut	10	2.1%
All other	56	11.9%
Total	470	100.0%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on New York Stock Exchange under the symbol “AMPS."
Holders
As of March 13, 2023, there were approximately 41 holders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Class A common stock are held in street name by banks, brokers and other nominees.
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

Item 6. [Reserved]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus” or the “Company”) has been prepared by Altus Power's management. You should read the following discussion and analysis together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022 (the “Report”). Any references in this section to “we,” “our” or “us” shall mean Altus. In addition to historical information, this Report, including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “aims," “may,” “could,” “will,” “should,” “plans,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" section of this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.
Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Altus Power’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to: (1) the risk that pending acquisitions, including acquisitions that may occur in the future, may not close in the anticipated timeframe or at all due to a closing condition not being met; (2) failure to obtain required consents or regulatory approvals in a timely manner or otherwise; (3) the ability of Altus Power to successfully integrate the acquisition of solar assets into its business and generate profits from their operations; (4) the ability of Altus Power to retain customers and maintain and expand relationships with business partners, suppliers, and customers; (5) the risk of litigation and/or regulatory actions related to the proposed acquisition of solar assets; and (6) the possibility that Altus Power may be adversely affected by other economic, business, regulatory, credit risk and/or competitive factors.
Overview
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. Our mission is to create a clean electrification ecosystem and drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance ("ESG") targets. In order to achieve our mission, we develop, own and operate solar generation and energy storage facilities. We believe we have the in-house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group ("Blackstone"), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. ("CBRE"), which provides direct access to its portfolio of owned and managed commercial and industrial (“C&I”) properties.
We own systems across the United States from Hawaii to Vermont. Our portfolio consists of 470 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 5,000 residential customers which are serviced by approximately 40 megawatts of community solar projects currently in operation. We have agreements to install over 70 additional megawatts of community solar projects, all of which are in advanced stages of development. Our community solar projects are currently servicing customers in 5 states with projects in two additional states currently under construction. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and operate in 22 states, providing clean electricity to our customers equal to the electricity consumption of approximately 60,000 homes, displacing 320,000 tons of CO2 emissions per annum.
Comparability of Financial Information
Our historical operations and statements of assets and liabilities may not be comparable to our operations and financial position for reasons that include, but are not limited to (1) our business combination with CBRE Acquisition Holdings, Inc. as described in Note 1, “General,” to our audited consolidated annual financial statements included elsewhere in this Report (the "Merger"), recent acquisitions as described in Note 7, “Acquisitions,” the adoption of Accounting Standards Codification

("ASC") Topic 842 ("ASC 842") as described in Note 2, "Significant Accounting Policies," and (2) costs associated with becoming a public company.
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
Key Factors Affecting Our Performance
Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” elsewhere in this Report for further discussion of risks affecting our business. We believe the factors discussed below are key to our success.
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of December 31, 2022, these variable rate contracts make up approximately 52% of our current installed portfolio. During the year ended December 31, 2022, overall utility rates have been increasing in states where we have projects under variable rate contracts. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
•Flexible Financing Solutions: We have a market-leading cost of capital in an investment-grade rated scalable credit facility from Blackstone, which enables us to be competitive bidders in asset acquisition and development. In addition to our Blackstone term loan, we also have financing available through a revolving credit facility which has $200 million of committed capacity with 5-year maturity and interest of SOFR plus spread between 160 - 260 bps on drawn balances.
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
Financing Availability
Our future growth depends in significant part on our ability to raise capital from third-party investors and lenders on competitive terms to help finance the origination of our solar energy systems. We have historically used a variety of structures including tax equity financing, construction loan financing, and term loan financing to help fund our operations. From September 4, 2013, the inception of Legacy Altus, to December 31, 2022, we have raised over $100 million of tax equity financing, $80 million in construction loan financing and $1 billion of term loan financing. Our ability to raise capital from third-party investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, interest rate levels, and lenders' concerns about our industry or business.
Construction of Solar Energy Systems
Although the solar panel market has seen an increase in supply in the past few years, most recently, there has been upward pressure on prices due to lingering issues of supply chain, interconnection and permitting delays (further discussed below), recent inflationary pressures, growth in the solar industry, regulatory policy changes, tariffs and duties (including investigations of potential circumvention of antidumping and countervailing ("AD/CV") duties and bans against imports of solar panel materials tied to forced labor), and an increase in demand. As a result of these developments, we have been experiencing higher prices on imported solar modules. The prices of imported solar modules have increased as a result of these other factors. If there are substantial increases, it may become less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has trended downward making the addition of energy storage systems a potential area of growth for us.
Projects originated by our channel partners which we then develop, engineer and construct benefit from a shorter time from agreed terms to revenues, typically 6 to 9 months based on our historical experience. Projects that we are originating ourselves and self-developing, such as those with a lead from CBRE or Blackstone, would historically take 12 to 15 months from agreed terms to bring to commercial operation. Given the supply chain challenges and permitting and interconnection delays described above, as of December 31, 2022, these historical timelines are currently pushed out by approximately 3 to 6 months.
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
Pipeline
As of December 31, 2022, our pipeline of opportunities totaled over one gigawatt and is comprised of approximately 50% potential operating acquisitions and 50% projects under development. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter.
As of December 31, 2022, with respect to the half of our pipeline made up of development projects, approximately 25% of these projects are currently in construction or pre-construction, 42% of these projects are still in the contracting or due diligence phase, and the final 33% represent projects from our client engagements which are progressing toward an agreement in principle. We have over 50 projects currently in construction or pre-construction.
As of December 31, 2022, with respect to the half of our pipeline made up of potential operating acquisitions, approximately 67% of these projects are currently in the initial engagement phase, 30% of these projects are in negotiation, and the final 3% of these projects are in the closing phase.
On February 15, 2023, the Company, through its wholly-owned subsidiary, APA Finance III, LLC ("APAF III"), closed its previously announced purchase of approximately 220 MW of solar assets (the “True Green II Acquisition”) of True Green Capital Fund III, L.P. through acquisitions of the membership interests of APAF III Operating, LLC. The base purchase price is approximately $293 million, subject to customary working capital adjustments. The base purchase price and associated costs and expenses was funded by $193 million from the APAF III Term Loan and the remainder with cash. The Company also held back an aggregate $10.9 million as security for indemnification claims which are expected to be paid within nine months after closing, contingent upon completion of development assets.
Warrant Redemption
On September 15, 2022, the Company issued a notice for redemption of all 14,798,981 of the Company's outstanding Redeemable Warrants at 5:00 p.m. New York City time on October 17, 2022 (the “Redemption Date”) for a redemption price of $0.10 per Warrant (the “Redemption Price”). Holders could elect to exercise their Warrants on a “cashless basis” and surrender the Redeemable Warrants for that number of shares of Class A Common Stock that is determined by reference to the table set forth in Section 6.2 of the Warrant Agreement based on the Redemption Date and the Redemption Fair Market Value of $10.98. Given the Redemption Fair Market Value and the Redemption Date, the number of shares of Class A Common Stock to be issued for each Redeemable Warrant that is exercised through a cashless exercise is 0.2763. Prior to the Redemption Date, the Company entered into several private warrant exchanges with warrant holders, exchanging 4,630,163 warrants for an aggregate of 1,111,243 shares of Class A Common Stock .
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
Our business operations have continued to function effectively during the pandemic. We are continuously evaluating the pandemic and are taking necessary steps to mitigate known risks. We will continue to adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping our employees and contractors safe. We considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were material impacts on our results of operations for the years ended December 31, 2022, and 2021, as supply chain issues and logistical delays have materially impacted the timing of our construction schedules and likely will continue to have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

	As of December 31,
	2022	2021	Change
Megawatts installed	470	362	108

Cumulative megawatts installed increased from 362 MW as of December 31, 2021 to 470 MW as of December 31, 2022.
The following table provides an overview of megawatts installed by state as of December 31, 2022:

State	Megawatts installed	Share, percentage
Massachusetts	105	22.3%
New Jersey	103	21.9%
California	67	14.3%
Minnesota	56	11.9%
Hawaii	29	6.2%
Nevada	21	4.5%
New York	13	2.8%
Maryland	10	2.1%
Connecticut	10	2.1%
All other	56	11.9%
Total	470	100.0%

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Megawatt hours generated	455,630	359,411	96,219
Megawatt hours generated increased from 359,411 MWh for the year ended December 31, 2021, to 455,630 MWh for the year ended December 31, 2022.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income plus net interest expense, depreciation, amortization and accretion expense, income tax expense, acquisition and entity formation costs, stock-based compensation expense, and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, gain or loss on fair value remeasurement of contingent consideration, change in fair value of redeemable warrant liability, change in fair value of Alignment Shares liability, loss on extinguishment of debt, and other miscellaneous items of other income and expenses. See "Components of Results of Operations" below for a description of each of these items.
We define adjusted EBITDA margin as adjusted EBITDA divided by operating revenues.

Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that we use to measure our performance. We believe that investors and analysts also use adjusted EBITDA in evaluating our operating performance. Adjusted EBITDA and adjusted EBITDA margin are not recognized as financial measures prepared in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to adjusted EBITDA is net income and to adjusted EBITDA margin is net income over operating revenues. The presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed to suggest that our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of adjusted EBITDA and adjusted EBITDA margin are not necessarily comparable to adjusted EBITDA as calculated by other companies and investors and analysts and therefore should be read carefully the components of our calculations of these non-GAAP financial measures.
We believe adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. Factors in this determination include the exclusion of (1) variability due to gains or losses related to fair value remeasurement of contingent consideration and the change in fair value of redeemable warrant liability and Alignment Shares liability, (2) strategic decisions to acquire businesses, dispose of property, plant and equipment or extinguish debt, and (3) the non-recurring nature of stock-based compensation and other miscellaneous items of income and expense, which affect results in a given period or periods. In addition, Adjusted EBITDA represents the business performance of the Company before the application of statutory income tax rates and tax adjustments corresponding to the various jurisdictions in which the Company operates, as well as interest expense and depreciation, amortization and accretion expense, which are not representative of our ongoing operating performance.
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

	Year Ended December 31,
	2022	2021
	(in thousands)
Reconciliation of Net income to Adjusted EBITDA:
Net income	$52,167	$13,005
Income tax expense	1,076	295
Interest expense, net	22,162	19,933
Depreciation, amortization and accretion expense	29,600	20,967
Stock-based compensation expense	9,404	148
Acquisition and entity formation costs	3,629	1,489
Loss (gain) on fair value remeasurement of contingent consideration	79	(2,800)
Gain on disposal of property, plant and equipment	(2,222)	(12,842)
Change in fair value of redeemable warrant liability	5,647	2,332
Change in fair value of Alignment Shares liability	(61,314)	(5,013)
Loss on extinguishment of debt	2,303	3,245
Other (income) expense, net	(3,926)	245
Adjusted EBITDA	$58,605	$41,004

	Year Ended December 31,
	2022	2021
	(in thousands)
Reconciliation of Adjusted EBITDA Margin:
Adjusted EBITDA	58,605	41,004
Operating revenues, net	101,163	71,800
Adjusted EBITDA margin	58%	57%

Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives.

Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of December 31, 2022, PPAs have a weighted-average remaining life of 12 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of December 31, 2022, NMCAs have a weighted-average remaining life of 17 years.
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
Power sales on wholesale markets. Sales of power on wholesale electricity market are recognized in revenue upon delivery.
Rental income. A portion of the Company’s energy revenue is derived from long-term PPAs accounted for as operating leases under ASC 842. Rental income under these lease agreements is recorded as revenue when the electricity is delivered to the customer.
Performance Based Incentives. Many state governments, utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a renewable energy facility. Up-front rebates provide funds based on the cost, size or expected production of a renewable energy facility. Performance based incentives provide cash payments to a system owner based on the energy generated by its renewable energy facility during a pre-determined period, and they are paid over that time period. The Company recognizes revenue from state and utility incentives at the point in time in which they are earned.
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
General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance and training, information technology and software services, marketing and communications, travel, rent, and other office-related expenses.
Altus expects increased general and administrative expenses as it continues to grow its business but to decrease over time as a percentage of revenue. Altus also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Further, Altus expects to incur higher expenses for investor relations, accounting advisory, directors' and officers’ insurance, and other professional services.

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
Fair Value Remeasurement of Contingent Consideration. In connection with the Solar Acquisition (as defined in Note 10, “Fair Value Measurements,” to our consolidated financial statements included elsewhere in this Report), contingent consideration of up to an aggregate of $3.1 million may be payable upon achieving certain market power rates by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business.
Gain on Disposal of Property, Plant and Equipment. In connection with the disposal of land, the Company recognized a gain on disposal of property, plant and equipment, which represents the excess of consideration received over the carrying value of the disposed land.
Stock-Based Compensation Expense. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 19, "Stock-Based Compensation," to our consolidated financial statements included elsewhere in this Report.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). Redeemable Warrant Liability was remeasured through the Redemption Date, and the resulting loss was included in the consolidated statements of operations.
Change in Fair Value of Alignment Shares. Alignment Shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of December 31, 2022, and the resulting gain was included in the consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other (Income) Expense, Net. Other income and expenses primarily represent interest income, state grants, and other miscellaneous items.
Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Loss on Extinguishment of Debt. When the repayment of debt is accounted for as an extinguishment of debt, loss on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt.
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
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $262.4 million available to offset future federal taxable income which will begin to expire in 2034. Of the Company's U.S. federal net operating loss carryforwards, $225.3 million, can be carried forward indefinitely. As of December 31, 2022, the Company had state net operating losses of $155.4 million which will begin to expire in 2023, if not utilized. Deferred tax assets associated with state net operating losses that we believe are more likely than not to expire unutilized have been fully offset by a valuation allowance of $0.8 million and $0.6 million as of December 31, 2022 and December 31, 2021, respectively.
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation Book Value.
Results of Operations – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Operating revenues, net	$101,163	$71,800	$29,363	40.9%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	17,532	14,029	3,503	25.0%
General and administrative	25,026	16,767	8,259	49.3%
Depreciation, amortization and accretion expense	29,600	20,967	8,633	41.2%
Acquisition and entity formation costs	3,629	1,489	2,140	143.7%
Loss (gain) on fair value remeasurement of contingent consideration	79	(2,800)	2,879	-102.8%
Gain on disposal of property, plant and equipment	(2,222)	(12,842)	10,620	-82.7%
Stock-based compensation	9,404	148	9,256	*
Total operating expenses	$83,048	$37,758	$45,290	119.9%
Operating income	18,115	34,042	(15,927)	-46.8%
Other (income) expenses
Change in fair value of redeemable warrant liability	5,647	2,332	3,315	142.2%
Change in fair value of Alignment Shares liability	(61,314)	(5,013)	(56,301)	*
Other (income) expense, net	(3,926)	245	(4,171)	*
Interest expense, net	22,162	19,933	2,229	11.2%
Loss on extinguishment of debt	2,303	3,245	(942)	-29.0%
Total other (income) expense	$(35,128)	$20,742	$(55,870)	-269.4%
Income before income tax expense	$53,243	$13,300	39,943	300.3%
Income tax expense	(1,076)	(295)	(781)	264.7%
Net income	$52,167	$13,005	$39,162	301.1%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(3,270)	7,099	(10,369)	-146.1%
Net income attributable to Altus Power, Inc.	$55,437	$5,906	$49,531	*
Net income per share attributable to common stockholders
Basic	$0.36	$0.06	$0.30	*
Diluted	$0.35	$0.06	$0.29	*
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	154,648,788	92,751,839	61,896,949	66.7%
Diluted	155,708,993	96,603,428	59,105,565	61.2%
* Percentage is not meaningful

Operating revenues, net

	For the Year Ended December 31,		Change
	2022	2021	Change	%
	(in thousands)
Power sales under PPAs	$24,906	$15,731	$9,175	58.3%
Power sales under NMCAs	27,162	23,029	4,133	17.9%
Power sales on wholesale markets	4,146	975	3,171	325.2%
Total revenue from power sales	56,214	39,735	16,479	41.5%
Solar renewable energy credit revenue	40,502	28,271	12,231	43.3%
Rental income	3,038	2,114	924	43.7%
Performance based incentives	1,409	1,680	(271)	(16.1)%
Total	$101,163	$71,800	$29,363	40.9%
Operating revenues, net increased by $29.4 million, or 40.9%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service during 2021 and 2022. We have three main sources of revenue including via PPAs, NMCAs, and the sale of solar renewable energy credits. The revenue streams from PPAs and NMCAs vary slightly in how the customers are billed and in which states the projects earn credits, but both are products of our 20+ year contracts with our customers who purchase power from our projects. Also, the Company has no NMCAs in states where high-profile Net Energy Metering proceedings are occurring, which are focused on utility rate design.
Cost of operations

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$17,532	$14,029	$3,503	25.0%
Cost of operations increased by $3.5 million, or 25.0%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021 primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service during 2022.
General and administrative

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$25,026	$16,767	$8,259	49.3%

General and administrative expense increased by $8.3 million, or 49.3%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions and costs associated with operating as a public company.

Depreciation, amortization and accretion expense

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$29,600	$20,967	$8,633	41.2%
Depreciation, amortization and accretion expense increased by $8.6 million, or 41.2%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service during 2022.

Acquisition and entity formation costs

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Acquisition and entity formation costs	$3,629	$1,489	$2,140	143.7%
Acquisition and entity formation increased by $2.1 million, or 143.7%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the DESRI Acquisition (as defined in Note 7, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Report) completed on November 11, 2022.
Loss (gain) on fair value remeasurement of contingent consideration

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Loss (gain) on fair value remeasurement of contingent consideration	$79	$(2,800)	$2,879	(102.8)%
Loss (gain) on fair value remeasurement of contingent consideration, net is primarily associated with the Solar Acquisition (as defined in Note 10, “Fair Value Measurements,” to our audited consolidated financial statements included elsewhere in this Report) completed on December 22, 2020. Loss and gain on fair value remeasurement was recorded for the years ended December 31, 2022 and 2021, respectively, due to changes in the values of significant assumptions used in the measurement, including the estimated market power rates.
Gain on disposal of property, plant and equipment

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Gain on disposal of property, plant and equipment	$2,222	$12,842	$(10,620)	(82.7)%
Gain on disposal of property, plant and equipment is associated with the disposal of land that occurred in 2022 and the Johnston Disposal (as defined in Note 5, "Property, Plant and Equipment," to our audited consolidated financial statements included elsewhere in this Report) in 2021. The gain was calculated as the excess of consideration received over the carrying value of the disposed land.
Stock-based compensation

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Stock-based compensation	$9,404	$148	$9,256	*
* Percentage is not meaningful

Stock-based compensation increased by $9.3 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 19, "Stock-Based Compensation," to our audited consolidated financial statements included elsewhere in this Report), on February 15, 2022.
Change in fair value of redeemable warrant liability

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$5,647	$2,332	$3,315	142.2%

In connection with the Merger, the Company assumed a redeemable warrant liability which was remeasured through the Redemption Date, and the resulting loss was included in the consolidated statements of operations. The loss in 2022 was primarily driven by the increase in the quoted price of the Company's Redeemable Warrants as of the Redemption Date, compared to December 31, 2021.
Change in fair value of Alignment Shares liability

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(61,314)	$(5,013)	$(56,301)	*
* Percentage is not meaningful

In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of December 31, 2022, and the resulting gain was included in the consolidated statements of operations. The gain in 2022 was primarily driven by the decrease in the Company's stock price as of December 31, 2022, compared to December 31, 2021.
Other (income) expense, net

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Other (income) expense, net	$(3,926)	$245	$(4,171)	*
* Percentage is not meaningful

Other income was $3.9 million during the year ended December 31, 2022, primarily consisting of a Hawaii state grant of $1.5 million, interest income of $2.4 million, and other miscellaneous income and expense items, as compared to other expense of $0.2 million for the year ended December 31, 2021, primarily consisting of fees related to the refinancing of the Rated Term Loan, partially offset by other miscellaneous other income items.
Interest expense, net

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$22,162	$19,933	$2,229	11.2%
Interest expense increased by $2.2 million, or 11.2%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the increase of outstanding debt held by the Company during these periods, but offset by a lower blended interest rate on the Amended Rated Term Loan Facility.
Loss on extinguishment of debt

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Loss on extinguishment of debt	$2,303	$3,245	$(942)	(29.0)%
Loss on extinguishment of debt recognized by the Company during the year ended December 31, 2022, was associated with the repayment of loans assumed in the DESRI acquisition. Loss on extinguishment of debt recognized by the Company during the year ended December 31, 2021, was associated with the refinancing of Rated Term Loan. In conjunction with the refinancing, a portion of the Rated Term Loan was extinguished, resulting in a loss on extinguishment of debt of $3.2 million. Refer to Note 9, "Debt," to our audited consolidated financial statements included elsewhere in this Report.
Income tax expense

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Income tax expense	$(1,076)	$(295)	$(781)	264.7%
For the year ended December 31, 2022, the Company recorded an income tax expense of $1.1 million in relation to a pretax income of $53.2 million, which resulted in an effective income tax rate of 2.0%. The effective income tax rate was primarily impacted by $11.7 million of income tax benefit related to fair value adjustments on redeemable warrants and Alignment Shares, $1.6 million of tax expense associated with nondeductible compensation, $0.7 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.7 million of income tax benefit on transaction costs associated with the Merger return to provision adjustment.
For the year ended December 31, 2021, the Company recorded an income tax expense of $0.3 million in relation to a pretax income of $13.3 million, which resulted in an effective income tax rate of 2.2%. The effective income tax rate was primarily impacted by $1.1 million of state income tax expense, $0.3 million of valuation allowance on state net operating losses, $1.5 million of income tax benefit due to net income attributable to noncontrolling interests and $1.7 million of income tax benefit on transaction costs associated with the Merger.
Net (loss) income attributable to redeemable noncontrolling interests and noncontrolling interests

	For the Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	$(3,270)	$7,099	$(10,369)	(146.1)%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests was $3.3 million during the year ended December 31, 2022, as compared to net income attributable to redeemable noncontrolling interests and noncontrolling interests of $7.1 million for the year ended December 31, 2021, primarily due to the Johnston Disposal in November 2021 and the attribution of the gain on disposal of property, plant and equipment to a noncontrolling interest holder and ITC recapture step downs during the year.
Liquidity and Capital Resources
As of December 31, 2022, the Company had total cash and restricted cash of $199.4 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our audited consolidated annual financial statements included elsewhere in this Report.
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
The solar energy systems that are in service are expected to generate a positive return rate over the useful life, typically 32 years. After solar energy systems commence operations, they typically do not require significant additional capital expenditures to maintain operating performance. However, in order to grow, we are currently dependent on financing from outside parties. The Company will have sufficient cash and cash flows from operations to meet working capital, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our ability to raise additional financing. If financing is not available to us on acceptable terms if and when needed, we may be unable to finance installation of our new customers’ solar energy systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our tax equity funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain tax equity funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition.

The Company has no exposure to Silicon Valley Bank, Signature Bank or First Republic Bank or their affiliates because the Company holds its cash and equivalents, and marketable securities at diverse institutions and the Company is not party to any financing agreement with any of these institutions or their affiliates.
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of December 31, 2022, we do not expect to cancel these agreements.
The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of December 31, 2022 and 2021, the Company had outstanding letters of credit and surety bonds totaling $15.4 million and $10.6 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve account associated with the Amended Rated Term Loan. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
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
The Amended Rated Term Loan amortizes at a rate of 2.5% of initial outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date. The Amended Rated Term Loan is secured by the membership interests in the Company's subsidiaries.
As of December 31, 2022, the outstanding principal balance of the Amended Rated Term Loan was $487.2 million, less unamortized debt discount and loan issuance costs totaling $7.6 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $499.8 million, less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of December 31, 2022, the Company was in compliance with all covenants. As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on May 25, 2022, before the extended reporting deliverable due date.
DESRI Loans and APAF II Term Loan
In conjunction with the DESRI Acquisition, the Company assumed five project-level term loans with a total outstanding principal of $106.3 million and a fair value discount of $1.0 million (the "DESRI Loans"). From November 11, 2022 (the date of the DESRI Acquisition) to December 23, 2022 (the date the loans were repaid, as discussed below), the Company incurred interest costs of $0.9 million associated with the DESRI Loans.
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under the DESRI Loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on SOFR plus a spread of 1.475%. Simultaneously with entering into the Term Loan, the Company entered into interest rate swaps for the 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 10, "Fair Value Measurements,"

to our audited consolidated financial statements included elsewhere in this Report for further details). The Company incurred $1.2 million of issuance costs related to the APAF II Term Loan, which have been deferred and recorded as a reduction to the outstanding principal balance and are amortized as interest expense on a straight-line basis until the loan's maturity date.
The repayment of the DESRI Loans was accounted for as a debt extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $2.3 million in the consolidated statements of operations for the year ended December 31, 2022.
As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of December 31, 2022, the Company was in compliance with all covenants.
Construction Loan to Term Loan Facility
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction Loan to Term Loan Facility”). The Construction Loan to Term Loan Facility included a construction loan commitment of $187.5 million, which can be drawn until January 10, 2023.
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to .50% per year of the daily unused amount of the commitment. As of December 31, 2022, the outstanding principal balances of the construction loan and term loan were zero and $15.9 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of December 31, 2022 and 2021, the Company had an unused borrowing capacity of $171.6 million and $169.7 million, respectively. For the year ended December 31, 2022 and 2021, the Company incurred interest costs associated with outstanding construction loans totaling $— million and $0.3 million, respectively, which were capitalized as part of property, plant and equipment. Outstanding amounts under the Construction to Term Loan Facility are secured by a first priority security interest in all of the property owned by APACF and each of its project companies, including all of the solar energy facility assets under construction a first priority security interest in all of the property owned by APACF and each of its project companies, including all of the solar energy facility assets under construction. The Construction Loan to Term Loan includes various financial and other covenants for APACF and the Company, as guarantor. As of December 31, 2022 and 2021, the Company was in compliance with all covenants.
Project-Level Term Loan
In conjunction with the Stellar NJ 2 Acquisition (as defined in Note 7, "Acquisitions," to our audited consolidated financial statements included elsewhere in this Report), the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.1 million. During the year ended December 31, 2022, the Company incurred interest costs associated with the term loan of $0.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of December 31, 2022, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of December 31, 2022, there were no amounts outstanding under the APAG Revolver.
Financing Obligations Recognized in Failed Sale Leaseback Transactions
From time to time, the Company sells equipment to third parties and enters into master lease agreements to lease the equipment back for an agreed-upon term. The Company has assessed these arrangements and determined that the transfer of assets should not be accounted for as a sale in accordance with ASC 842. Therefore, the Company accounts for these transactions using the financing method by recognizing the consideration received as a financing obligation, with the assets subject to the transaction remaining on the balance sheet of the Company and depreciated based on the Company's normal depreciation policy. The aggregate proceeds have been recorded as long-term debt within the consolidated balance sheets.

As of December 31, 2022 and 2021, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs, and $36.5 million, net of $1.1 million of deferred transactions costs, respectively Payments of $2.2 million and $0.5 million were made under the financing obligation for the years ended December 31, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the years ended December 31, 2022 and 2021, were $1.5 million and $0.4 million, respectively.
Cash Flows
For the Years Ended December 31, 2022 and 2021
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$35,242	$23,704
Investing activities	(163,212)	(223,250)
Financing activities	(2,953)	491,661
Net decrease in cash and restricted cash	$(130,923)	$292,115
Operating Activities
During the year ended December 31, 2022, cash provided by operating activities of $35.2 million consisted primarily of net income of $52.2 million adjusted for net non-cash income of $12.1 million and increase in net assets of $4.8 million.
During the year ended December 31, 2021, cash provided by operating activities of $23.7 million consisted primarily of net income of $13.0 million adjusted for the net non-cash expense of $8.9 million and off-set by an increase in net liabilities of $1.8 million.
Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $163.2 million, consisting of $77.2 million of capital expenditures, $76.2 million of payments to acquire businesses, net of cash and restricted cash acquired, and $13.9 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, partially off-set by $3.6 million of proceeds from the disposal of property, plant and equipment and $0.5 million of other cash receipts from investing activities.
During the year ended December 31, 2021, net cash used in investing activities was $223.3 million, consisting of $14.6 million of capital expenditures, $201.2 million of payments to acquire businesses, net of cash and restricted cash acquired, $27.4 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, partially off-set by $19.9 million of proceeds from the disposal of property, plant and equipment.
Financing Activities
Net cash used for financing activities was $3.0 million for the year ended December 31, 2022, which consisted primarily of $124.7 million of proceeds from issuance of long-term debt and $6.1 million of contributions from noncontrolling interests. Cash provided by financing activities was off-set by $123.4 million to repay long-term debt, $5.3 million of debt issuance costs, $1.3 million of debt extinguishment costs, $0.7 million of equity issuance costs related to the Merger, 0.1 million of paid contingent consideration, $0.5 million paid to redeem noncontrolling interests, and $2.6 million of distributions to noncontrolling interests.
Net cash provided by financing activities was $491.7 million for the year ended December 31, 2021, which consisted of $311.1 million of proceeds from issuance of long-term debt, 637.5 million of proceeds from the Merger and PIPE financing, $82.0 million proceeds from issuance of common stock and Series A preferred stock, and $3.8 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially off-set by $160.5 million to repay long-term debt, $55.4 million of transaction costs related to the Merger, $290.0 million to repay Series A preferred stock, $22.2 million of paid dividends and commitment fees on Series A preferred stock, $2.6 million of debt issuance costs, $1.5 million of debt extinguishment costs, $5.3 million paid to redeem noncontrolling interests, $5.0 million of distributions to noncontrolling interests, and $0.2 million of paid contingent consideration.
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
While the Company’s significant accounting policies are described in more detail in Note 2, "Significant Accounting Policies," to the audited consolidated financial statements included elsewhere in this Report, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
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
Power Sales under PPAs
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to terms of PPAs. PPAs that do not qualify as leases under ASC 842, Leases, or derivatives under ASC 815, Derivatives and Hedging, are accounted for under ASC 606, Revenue from Contracts with Customers. A portion of PPAs that qualify as derivatives is not material. The Company’s PPAs typically have fixed or floating rates and are generally invoiced on a monthly basis. The Company typically sells energy and related environmental attributes (e.g., SRECs) separately to different customers and considers the delivery of power energy under PPAs to represent a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. There was no change in the Company’s revenue recognition policy for PPAs as a result of adopting ASC 606. For certain of the Company’s rooftop solar energy facilities revenue is recognized net of immaterial pass-through lease charges collected on behalf of building owners.
Power Sales under NCMAs
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

SREC Revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including: New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs, and therefore, they do not receive an allocation of costs upon generation. Generally, individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The contracts related to SREC sales with a fixed price and quantity have maturity dates ranging from 2023 to 2031. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In evaluating if a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, refer to Note 20, "Income Taxes," for further details.
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
Noncontrolling Interests and Redeemable Noncontrolling Interests in Solar Facility Subsidiaries
Noncontrolling interests and redeemable noncontrolling interests represent third parties’ equity interests in the net assets of certain consolidated Solar Facility Subsidiaries. Third party equity interests are primarily represented by tax equity partnerships which were created to finance the costs of solar energy facilities under long-term operating agreements. The tax equity interests are generally entitled to receive substantially all the accelerated depreciation tax deductions and investment tax credits arising from Solar Facility Subsidiaries pursuant to their contractual shareholder agreements, together with a portion of these ventures’ distributable cash. The tax equity interests’ claim to tax attributes and distributable cash from Solar Facility Subsidiaries decreases to a small residual interest after a predefined ‘flip point’ occurs, typically the expiration of a time period or upon the tax equity investor’s achievement of a target yield. Because the tax equity interests’ participation in tax attributes and distributable cash from each Solar Facility Subsidiary is not consistent over time with their initial capital contributions or percentage interest, the Company has determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements. In order to reflect the substantive profit-sharing arrangements, the Company has determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third parties’ noncontrolling interest in the results of operations of these subsidiaries is determined as the difference in the noncontrolling interests’ and redeemable noncontrolling interests’ claims under the HLBV method at the start and end of each reporting period, after considering any capital transactions, such as contributions or distributions, between the subsidiaries and third parties. The application of HLBV generally results in the attribution of pre-tax losses to tax equity interests in connection with their receipt of accelerated tax benefits from the Solar Facility Subsidiaries, as the third-party investors’ receipt of these benefits typically reduces their claim on the partnerships’ net assets.
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
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 13, "Redeemable Noncontrolling Interest," to the Company’s audited consolidated financial statements included elsewhere in this Report.
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
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, "Significant Accounting Policies," to our audited consolidated financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transactions.
Interest Rate Risk

A significant portion of our outstanding debt has a fixed interest rate (for further details refer to Note 9, "Debt," in our audited consolidated financial statements included elsewhere in this Report). However, changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations, and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net income, or cash flows.
Credit Risk
Financial instruments which potentially subject Altus to significant concentrations of credit risk consist principally of cash and restricted cash. Our investment policy requires cash and restricted cash to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral. The Company has no exposure to Silicon Valley Bank, Signature Bank or First Republic Bank or their affiliates because the Company holds its cash and equivalents, and marketable securities at diverse institutions and the Company is not party to any financing agreement with any of these institutions or their affiliates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Altus Power, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Altus Power, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 14 Leases to the financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2022 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Stamford, CT
March 30, 2023

We have served as the Company’s auditor since 2015.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021
Operating revenues, net	$101,163	$71,800
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	17,532	14,029
General and administrative	25,026	16,767
Depreciation, amortization and accretion expense	29,600	20,967
Acquisition and entity formation costs	3,629	1,489
Loss (gain) on fair value remeasurement of contingent consideration	79	(2,800)
Gain on disposal of property, plant and equipment	(2,222)	(12,842)
Stock-based compensation	9,404	148
Total operating expenses	$83,048	$37,758
Operating income	$18,115	$34,042
Other (income) expenses
Change in fair value of redeemable warrant liability	5,647	2,332
Change in fair value of Alignment Shares liability	(61,314)	(5,013)
Other (income) expense, net	(3,926)	245
Interest expense, net	22,162	19,933
Loss on extinguishment of debt	2,303	3,245
Total other (income) expense	$(35,128)	$20,742
Income before income tax expense	$53,243	$13,300
Income tax expense	(1,076)	(295)
Net income	$52,167	$13,005
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(3,270)	7,099
Net income attributable to Altus Power, Inc.	$55,437	$5,906
Net income per share attributable to common stockholders
Basic	$0.36	$0.06
Diluted	$0.35	$0.06
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	154,648,788	92,751,839
Diluted	155,708,993	96,603,428

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193,016	$325,983
Current portion of restricted cash	2,404	2,544
Accounts receivable, net	13,443	9,218
Other current assets	6,206	6,659
Total current assets	215,069	344,404
Restricted cash, noncurrent portion	3,978	1,794
Property, plant and equipment, net	1,005,147	745,711
Intangible assets, net	47,627	16,702
Operating lease asset	94,463	—
Derivative assets	3,953	—
Other assets	6,651	4,638
Total assets	$1,376,888	$1,113,249
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$2,740	$3,591
Construction payable	9,038	234
Interest payable	4,436	4,494
Purchase price payable, current	12,077	—
Due to related parties	112	—
Current portion of long-term debt	29,959	21,143
Operating lease liability, current	3,339	—
Other current liabilities	6,527	3,429
Total current liabilities	68,228	32,891
Redeemable warrant liability	—	49,933
Alignment Shares liability	66,145	127,474
Long-term debt, net of unamortized debt issuance costs and current portion	634,603	524,837
Intangible liabilities, net	12,411	13,758
Purchase price payable, noncurrent	6,940	—
Asset retirement obligations	9,575	7,628
Operating lease liability, noncurrent	94,819	—
Contract liability	5,397	—
Deferred tax liabilities, net	11,011	9,603
Other long-term liabilities	4,700	5,587
Total liabilities	$913,829	$771,711
Commitments and contingent liabilities (Note 15)
Redeemable noncontrolling interests	18,133	15,527
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of December 31, 2022 and 2021; 158,904,401 and 153,648,830 shares issued and outstanding as of December 31, 2022 and 2021, respectively	16	15
Additional paid-in capital	470,004	406,259
Accumulated deficit	(45,919)	(101,356)
Total stockholders' equity	$424,101	$304,918
Noncontrolling interests	20,825	21,093
Total equity	$444,926	$326,011
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$1,376,888	$1,113,249

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 8).

	As of December 31,
(In thousands)	2022	2021
Assets of consolidated VIEs, included in total assets above:
Cash	$11,652	$7,524
Current portion of restricted cash	1,152	1,763
Accounts receivable, net	2,952	2,444
Other current assets	678	1,400
Restricted cash, noncurrent portion	1,762	1,122
Property, plant and equipment, net	401,711	363,991
Intangible assets, net	5,308	6,909
Operating lease asset	36,211	—
Other assets	591	739
Total assets of consolidated VIEs	$462,017	$385,892
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	454	419
Operating lease liability, current	2,742	—
Current portion of long-term debt	2,336	2,457
Other current liabilities	199	776
Long-term debt, net of unamortized debt issuance costs and current portion	33,332	34,022
Intangible liabilities, net	1,899	2,420
Asset retirement obligations	4,438	3,988
Operating lease liability, noncurrent	33,204	—
Other long-term liabilities	565	548
Total liabilities of consolidated VIEs	$79,169	$44,630

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2020	89,999,976	$9	$205,772	$(80,802)	$124,979	$14,016	$138,995
Issuance of Series A preferred stock	—	—	82,000	—	82,000	—	82,000
Cash contributions from noncontrolling interests	—	—	—	—	—	3,846	3,846
Accretion of Series A preferred stock	—	—	8,417	(8,417)	—	—	—
Stock-based compensation	—	—	148	—	148	—	148
Accrued dividends and commitment fees on Series A preferred stock	—	—	18,043	(18,043)	—	—	—
Payment of dividends and commitment fees on Series A preferred stock	—	—	(22,207)	—	(22,207)	—	(22,207)
Issuance of Class A common stock upon the Merger, net of redemptions and equity issuance costs	63,648,854	6	401,709	—	401,715	—	401,715
Redemption of Series A preferred stock	—	—	(290,000)	—	(290,000)	—	(290,000)
Cash distributions to noncontrolling interests	—	—	—	—	—	(3,891)	(3,891)
Redemption of noncontrolling interests	—	—	1,346	—	1,346	(4,613)	(3,267)
Redemption of redeemable noncontrolling interests	—	—	1,031	—	1,031	—	1,031
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	4,315	4,315
Net income	—	—	—	5,906	5,906	7,420	13,326
As of December 31, 2021	153,648,830	$15	$406,259	$(101,356)	$304,918	$21,093	$326,011
Stock based compensation	75,000	—	9,404	—	9,404	—	9,404
Cash distributions to non-controlling interests	—	—	—	—	—	(1,549)	(1,549)
Cash contributions from non-controlling interests	—	—	—	—	—	5,010	5,010
Equity issuance costs	—	—	(1,165)	—	(1,165)	—	(1,165)
Conversion of Alignment Shares to Class A common stock	2,021	—	15	—	15	—	15
Exchange of warrants into common stock	1,111,243	—	7,779	—	7,779	—	7,779
Exercised warrants	4,067,307	1	47,836	—	47,837	—	47,837
Redemption of redeemable non-controlling interests	—	—	(124)		(124)	—	(124)
Non-controlling interests assumed through acquisitions	—	—	—	—	—	184	184
Net income (loss)	—	—	—	55,437	55,437	(3,913)	51,524
As of December 31, 2022	158,904,401	16	470,004	(45,919)	424,101	20,825	444,926

The accompanying notes are an integral part of the consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$52,167	$13,005
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	29,600	20,967
Deferred tax expense	1,078	219
Non-cash lease expense	443	—
Amortization of debt discount and financing costs	3,018	2,873
Loss on extinguishment of debt	2,303	3,245
Change in fair value of redeemable warrant liability	5,647	2,332
Change in fair value of Alignment Shares liability	(61,315)	(5,013)
Remeasurement of contingent consideration	79	(2,800)
Gain on disposal of property, plant and equipment	(2,222)	(12,842)
Stock-based compensation	9,404	148
Other	(174)	104
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(2,122)	162
Due from related parties	112	—
Derivative assets	(1,247)	(324)
Other assets	(280)	(4,647)
Accounts payable	(1,126)	2,001
Interest payable	(58)	1,909
Contract liability	562	—
Other liabilities	(627)	2,365
Net cash provided by operating activities	35,242	23,704
Cash flows from investing activities
Capital expenditures	(77,223)	(14,585)
Payments to acquire businesses, net of cash and restricted cash acquired	(76,166)	(201,175)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(13,924)	(27,364)
Proceeds from disposal of property, plant and equipment	3,605	19,910
Other	496	(36)
Net cash used for investing activities	(163,212)	(223,250)
Cash flows from financing activities
Proceeds from issuance of long-term debt	124,697	311,053
Repayments of long-term debt	(123,362)	(160,487)
Payment of debt issuance costs	(5,257)	(2,628)
Payment of debt extinguishment costs	(1,335)	(1,477)
Proceeds from the Merger and PIPE financing	—	637,458
Payment of transaction costs related to the Merger	(742)	(55,442)
Proceeds from issuance of common stock and Series A preferred stock	—	82,000
Repayment of Series A preferred stock	—	(290,000)
Payment of dividends and commitment fees on Series A preferred stock	—	(22,207)
Proceeds from exercise of warrants	65	—
Payment of contingent consideration	(72)	(153)
Contributions from noncontrolling interests	6,097	3,846
Redemption of redeemable noncontrolling interests	(473)	(5,324)
Distributions to noncontrolling interests	(2,571)	(4,978)
Net cash provided by financing activities	(2,953)	491,661
Net decrease in cash, cash equivalents, and restricted cash	(130,923)	292,115
Cash, cash equivalents, and restricted cash, beginning of year	330,321	38,206
Cash, cash equivalents, and restricted cash, end of year	$199,398	$330,321

	Year ended December 31,
	2022	2021
Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$21,605	$15,015
Cash paid for taxes	73	103
Non-cash investing and financing activities
Asset retirement obligations	$1,840	$3,024
Debt assumed through acquisitions	117,295	5,920
Initial recording of noncontrolling interest	183	4,569
Redeemable noncontrolling interest assumed through acquisitions	2,126	—
Acquisitions of property and equipment included in construction payable	8,371	234
Construction loan conversion	(4,186)	—
Term loan conversion	4,186	—
Exchange of warrants into common stock	7,779	—
Warrants exercised on a cashless basis	47,836	—
Conversion of Alignment Shares into common stock	15	—
Deferred purchase price payable	18,548	—

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
COVID-19
The spike of a novel strain of coronavirus (“COVID-19”) in the first quarter of 2020 caused significant volatility in the U.S. markets that remains ongoing. In connection with the COVID-19 pandemic, the associated business closures, work stoppages, slowdowns, and delays have negatively impacted, and in the future may negatively impact, our operations, as well as the operations of our customers and business partners. In addition, COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. Certain suppliers have experienced, and may continue to experience, delays and increased costs related to a variety of factors, including logistical delays and component shortages from upstream vendors. Based on the challenges described above, such as supply chain and logistical delays, such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.
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
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year financial statement presentation. Such reclassifications have no impact on previously reported net income, stockholders' equity, or cash flows. For the year ended December 31, 2021, $0.6 million was reclassified from goodwill to other assets and $0.2 million was reclassified from other current liabilities to construction payable on the consolidated balance sheet. These changes had no impact on total assets or total current liabilities reported in the consolidated balance sheet.
Further, for the year ended December 31, 2021 $0.1 was reclassified from General and Administrative to Stock-based compensation within the Operating expenses section of the consolidated statement of operations. This change had no impact on total operating expenses reported in the consolidated statement of operations.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as the fair value of net assets acquired in connection with accounting for business combinations, the useful lives of the solar energy facilities, and inputs and assumptions used in the valuation of asset retirement obligations (“AROs”), contingent considerations, Class B common stock, par value $0.0001 per share ("Alignment Shares"), and derivative instruments.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Variable Interest Entities
The Company consolidates all variable interest entities ("VIEs") in which it holds a variable interest and is deemed to be the primary beneficiary of the variable interest entity. Generally, a variable interest entity, or VIE, is an entity with at least one of the following conditions: (a) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (b) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide that entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 8, "Variable Interest Entities."
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances on deposit with financial institutions and readily marketable securities with original maturity dates of three months or less at the time of acquisition that are denominated in U.S. dollars. Pursuant to the budgeting process, the Company maintains certain cash and cash equivalents on hand for possible equipment replacement related costs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of December 31,
	2022	2021
Cash and cash equivalents	$193,016	$325,983
Current portion of restricted cash	2,404	2,544
Restricted cash, noncurrent portion	3,978	1,794
Total	$199,398	$330,321
Accounts Receivable
Management considers the carrying value of accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations in the period in which that determination is made. U.S. GAAP requires that the allowance method be used to recognize bad debts. As of December 31, 2022 and 2021, the Company determined that the allowance for uncollectible accounts receivable was $0.4 million and $0.4 million, respectively.
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had one customer that individually accounted for 28.0% of total accounts receivable as of December 31, 2022. The Company had one customer that individually accounted for 16.2% of total revenue for the year ended December 31, 2022.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The Company had two customers that individually accounted for 16.0% and 11.7% of total accounts receivable as of December 31, 2021. The Company had one customer that individually accounted for 11.7% of total revenue for the year ended December 31, 2021.
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
The Company holds various financial instruments that are not required to be recorded at fair value. For cash, restricted cash, accounts receivable, accounts payable, and short-term debt the carrying amounts approximate fair value due to the short maturity of these instruments. Refer to Note 10, "Fair Value Measurements" for further information on assets and liabilities measured at fair value.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company periodically enters into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company does not designate interest rate swap agreements as hedging instruments for accounting purposes. Therefore, changes in the fair value of interest rate swap agreements are reported in the consolidated statement of operations as part of interest expense.
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
Intangible Assets, Intangible Liabilities and Amortization
Intangible assets and intangible liabilities include favorable and unfavorable rate PPAs, net metering credit agreements (“NMCAs”), and REC agreements as well as value ascribed to in-place leases and fees paid to third parties for acquiring customers. PPAs, NMCAs and REC agreements obtained through acquisitions, which are recorded at the estimated fair value as of the acquisition date and the difference between the contract price and current market price is recorded as an intangible asset or liability.
Amortization of intangible assets and liabilities is recorded within depreciation, amortization and accretion in the consolidated statements of operations. Values ascribed to in-place leases are amortized using the straight-line method ratably over 15-30 years based upon the term of the individual site leases. Third party costs necessary to acquire PPAs and NMCA customers are amortized using the straight-line method ratably over 15-25 years based upon the term of the customer contract. Estimated fair value allocated to the favorable and unfavorable rate PPAs and REC agreements are amortized using the straight-line method over the remaining non-cancelable terms of the respective agreements. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used up. The amounts and useful lives assigned to intangible assets acquired and liabilities assumed impact the amount and timing of future amortization. See Note 6, "Intangible Assets and Intangible Liabilities."
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
When impairment indicators are present, recoverability is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the asset exceeds the fair market value as determined from an appraisal, discounted cash flows analysis, or other valuation technique. For the years ended December 31, 2022 and 2021, there were no events or changes to circumstances that may indicate the carrying value of long-lived asset would not be recoverable, therefore, there was no impairment loss recognized for the years ended December 31, 2022 and 2021.
Leases
The Company has lease agreements for land and building rooftops on which our solar energy facilities operate, as well as a lease agreement for a corporate office. The leases are noncancelable and expire on various terms through 2058.
At the inception of a contractual arrangement, the Company determines whether it contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessee. Operating lease assets and liabilities are recognized based on the present value of minimum lease payments over the lease term using an appropriate

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

discount rate. Right-of-use assets include any lease payments made at or before lease commencement and any initial direct costs incurred and exclude any lease incentives received. Right-of-use assets also include an adjustment to reflect favorable or unfavorable terms of the lease when compared to market terms, when applicable. Certain leases include variable lease payments associated with production of the solar facility or other variable payments such as real estate taxes and common area maintenance. As the Company has elected not to separate lease and non-lease components for all classes of underlying assets, all variable costs associated with leases are expensed in the period incurred and presented and disclosed as variable lease expense.
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive financial covenants. The Company does not have any leases that have not yet commenced that create significant rights and obligations for the lessee.
A lessee is required to use the rate implicit in the lease when the assumptions are readily determinable. When the assumptions are not readily determinable, it is required to use its incremental borrowing rate. As the assumptions to determine the rate implicit in the lease are not readily determinable for any of the Company's leases, the incremental borrowing rate is used.
The discount rate used is the rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. At the lease commencement date, the Company’s incremental borrowing rate is used as the discount rate. Discount rates are reassessed when there is a new lease or a modification to an existing lease.
The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. The Company does not have any material short-term leases and, and such, has not presented or disclosed any amounts related to short-term leases in its financial statements.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized to interest expense, net over the term of the related debt using the effective interest method for term loans or the straight-line method for revolving credit facilities. The unamortized balance of deferred financing costs is recorded in current portion of long- term debt and long-term debt, net of current (see Note 9, "Debt") for term loans or in other current assets and other assets for revolving credit facilities and debt and equity transactions not yet completed, in the consolidated balance sheets.
Asset Retirement Obligations
Asset retirement obligations are retirement obligations associated with long-lived assets for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. The Company recognizes the fair value of a liability for an ARO in the period in which it is incurred and when a reasonable estimate of fair value can be made.
Upon initial recognition of a liability for an ARO, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company’s AROs are primarily related to the future dismantlement of equipment on leased property. The Company records AROs as part of other non-current liabilities on its balance sheet. See Note 18, "Asset Retirement Obligations."
Revenue Recognition
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits (“SRECs”), and performance based incentives.
Power sales under PPAs
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to terms of PPAs. PPAs that do not qualify as leases under ASC 842, Leases, or derivatives under ASC 815, Derivatives and Hedging, are accounted for under ASC 606, Revenue from Contracts with Customers. A portion of PPAs that qualify as derivatives is not material. The Company’s PPAs typically have fixed or floating rates and are generally invoiced on a monthly basis and as of December 31, 2022 have a weighted-average remaining life of 12 years. The Company typically sells energy and related environmental attributes (e.g., SRECs) separately to different customers and considers the delivery of power energy under PPAs to represent a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. There was no change in the Company’s revenue recognition policy for PPAs as a result of adopting ASC 606. For certain of the

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Company’s rooftop solar energy facilities revenue is recognized net of immaterial pass-through lease charges collected on behalf of building owners.
Power sales under NMCAs
A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs which have a weighted-average remaining life of 17 years as of December 31, 2022. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. The Company’s customers apply net metering credits as a reduction to their utility bills. There was no change in the revenue recognition policy for net metering credits as a result of adopting ASC 606.
Solar renewable energy credit revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including: New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs, and therefore, they do not receive an allocation of costs upon generation. Generally, individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The contracts related to SREC sales with a fixed price and quantity have maturity dates ranging from 2023 to 2031. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
Power sales on wholesale markets
Sales of power on wholesale electricity market are recognized in revenue upon delivery.
Rental income

A portion of the Company’s energy revenue is derived from long-term PPAs accounted for as operating leases under ASC 842. Rental income under these lease agreements is recorded as revenue when the electricity is delivered to the customer.

Performance based incentives
Many state governments, utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a renewable energy facility. Up-front rebates provide funds based on the cost, size or expected production of a renewable energy facility. Performance based incentives provide cash payments to a system owner based on the energy generated by their renewable energy facility during a pre-determined period, and they are paid over that time period. The Company recognizes revenue from state and utility incentives at the point in time in which they are earned.
Cost of Operations (Exclusive of Depreciation and Amortization)
Cost of operations primarily consists of operations and maintenance expense, site lease expense, insurance premiums, property taxes and other miscellaneous costs associated with the operations of solar energy facilities. Costs are charged to expense as incurred.
Stock-based Compensation
Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each time-based restricted stock unit is determined based on the valuation of the Company’s stock on the date of grant. The fair value of each restricted stock unit with market conditions is estimated using the Monte Carlo model utilizing a distribution of potential outcomes based on expected volatility and risk-free interest rate. The Company recognizes

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

compensation costs using the straight-line method for all equity compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period. The Company accounts for forfeitures of awards in the period they occur.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In evaluating if a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, refer to Note 20, "Income Taxes," for further details.
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
The diluted net income per share attributable to common stockholder is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. During periods in which the Company incurs a net loss attributable to common stockholder, stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common stockholder as the effect is antidilutive. See Note 17, "Earnings per Share."
Noncontrolling Interests and Redeemable Noncontrolling Interests in Solar Facility Subsidiaries
Noncontrolling interests and redeemable noncontrolling interests represent third parties’ equity interests in the net assets of certain consolidated Solar Facility Subsidiaries. Third party equity interests are primarily represented by tax equity partnerships which were created to finance the costs of solar energy facilities under long-term operating agreements. The tax equity interests are generally entitled to receive substantially all the accelerated depreciation tax deductions and investment tax credits arising from Solar Facility Subsidiaries pursuant to their contractual shareholder agreements, together with a portion of these ventures’ distributable cash. The tax equity interests’ claim to tax attributes and distributable cash from Solar Facility Subsidiaries decreases to a small residual interest after a predefined ‘flip point’ occurs, typically the expiration of a time period or upon the tax equity investor’s achievement of a target yield. Because the tax equity interests’ participation in tax attributes and distributable cash from each Solar Facility Subsidiary is not consistent over time with their initial capital contributions or percentage interest, the Company has determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements. In order to reflect the substantive profit-sharing arrangements, the Company has determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the Hypothetical Liquidation at Book Value (“HLBV”) method. Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective operating partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

determined under U.S. GAAP. The third parties’ noncontrolling interest in the results of operations of these subsidiaries is determined as the difference in the noncontrolling interests’ and redeemable noncontrolling interests’ claims under the HLBV method at the start and end of each reporting period, after considering any capital transactions, such as contributions or distributions, between the subsidiaries and third parties. The application of HLBV generally results in the attribution of pre-tax losses to tax equity interests in connection with their receipt of accelerated tax benefits from the Solar Facility Subsidiaries, as the third-party investors’ receipt of these benefits typically reduces their claim on the partnerships’ net assets.
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
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 13, "Redeemable Noncontrolling Interest."
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
Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which primarily changes the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2021. The Company adopted ASC 842 as of January 1, 2022, which primarily resulted in the recognition of an operating lease asset of $76.9 million and lease liabilities of $77.2 million on the consolidated balance sheets. See Note 14, "Leases," for additional details.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since released various amendments including ASU No. 2019-04. The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial position or results of operations.
3.Reverse Recapitalization
On December 9, 2021, CBAH and Legacy Altus consummated the previously announced merger pursuant to the Business Combination Agreement. In accordance with the terms and subject to the conditions set forth in the Business Combination Agreement, (i) immediately prior to the consummation of the merger with First Merger Sub, each outstanding share of Legacy Altus preferred stock that was outstanding was redeemed in full for cash (refer to Note 12, "Redeemable Preferred Stock"), and (ii) each outstanding share of Legacy Altus common stock, including shares that were subject to vesting conditions (the "Altus Restricted Shares") that was outstanding as of immediately prior to the merger with First Merger Sub was cancelled and automatically converted into the right to receive 87,464 shares of the Company's Class A common stock. Class A common stock issued in respect of Altus Restricted Shares are subject to the same vesting restrictions as in effect immediately prior to the merger with First Merger Sub (refer to Note 19, "Stock-based Compensation").
Upon the closing of the Merger, the Company's certificate of incorporation was amended and restated to, among other things, authorize the issuance of 990,000,000 shares of common stock, $0.0001 par value per share, including 988,591,250 shares of

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Class A common stock and shares of Class B common stock, as well as 10,000,000 shares of preferred stock, $0.0001 par value per share.
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
The following table reconciles the elements of the Merger to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2022 (amounts in thousands):

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

4.Revenue and Accounts Receivable
Disaggregation of Revenue
The following table presents the detail of revenues as recorded in the consolidated statements of operations:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the Year Ended December 31,
	2022	2021
Power sales under PPAs	$24,906	$15,731
Power sales under NMCAs	27,162	23,029
Power sales on wholesale markets	4,146	975
Total revenue from power sales	56,214	39,735
Solar renewable energy credit revenue	40,502	28,271
Rental income	3,038	2,114
Performance based incentives	1,409	1,680
Total	$101,163	$71,800

Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the consolidated balance sheets:

	As of December 31,
	2022	2021	2020
Power sales under PPAs	$4,092	$1,678	$1,388
Power sales under NMCAs	3,183	3,322	3,016
Power sales on wholesale markets	223	75	68
Total power sales	7,498	5,075	4,472
Solar renewable energy credits	5,387	3,789	1,108
Rental income	429	350	37
Performance based incentives	129	4	135
Total	$13,443	$9,218	$5,752
Payment is typically received within 30 days for invoiced revenue under PPAs and NMCAs. Receipt of payment relative to invoice date varies by customer for SRECs. As of December 31, 2022, the Company had short-term and long-term contract liabilities of $2.6 million and $5.4 million, respectively, associated with prepaid solar renewable energy credits. As of December 31, 2022, the short-term portion of contract liabilities is recorded within other current liabilities on the consolidated balance sheet. The Company did not have significant contract asset or liability balances related to revenues as of December 31, 2021.
5.Property, Plant and Equipment
As of December 31, 2022 and 2021, property, plant and equipment consisted of the following:

	Estimated Useful Lives (in Years)	As of December 31,
		2022	2021
Land	—	$6,173	$6,985
Solar energy facilities	25 - 32	979,358	757,714
Battery energy storage system	20	3,873	3,873
Site work	15	5,801	5,801
Leasehold improvements	15 - 30	7,113	5,637
Vehicles and other equipment	3 - 5	609	—
Construction in progress	—	88,717	21,195
Property, plant and equipment		1,091,644	801,205
Less: Accumulated depreciation		(86,497)	(55,494)
Property, plant and equipment, net		$1,005,147	$745,711
For the years ended December 31, 2022 and 2021, depreciation expense was $31.0 million and $21.5 million, respectively, and is recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Disposal of Property, Plant and Equipment
On August 15, 2022, the Company, through its wholly-owned subsidiary, sold land to a third party for cash consideration of $3.6 million. As of that date, the carrying amount of the land was $1.4 million. The Company recognized a $2.2 million gain on disposal of property, plant and equipment in the consolidated statement of operations for the year ended December 31, 2022.
On November 19, 2021, the Company sold 100% of its membership interests in JO RI Solar, LLC, a subsidiary of the Company which owns and operates a solar energy facility located in Rhode Island with a nameplate capacity of 4.1 MW, for cash consideration of $19.9 million (the "Johnston Disposal"). As of that date, the carrying amount of the net assets and liabilities of JO RI Solar, LLC, which primarily consisted of the solar energy facility, was $7.1 million. As a result of the transaction, the Company recognized a gain on disposal of property, plant and equipment of $12.8 million in the consolidated statement of operations for the year ended December 31, 2021.

6.Intangible Assets and Intangible Liabilities
As of December 31, 2022 and 2021, intangible assets consisted of the following:

	Weighted Average Amortization Period (in Years)	As of December 31,
		2022	2021
Cost:
Customer acquisition costs	16 years	$6,008	$6,008
In-place lease contracts	21 years	819	1,657
Favorable rate revenue contracts	9 years	43,604	11,222
Favorable operation and maintenance contracts	4 years	135	135
Software in development	N/A	1,237	—
Other	5 years	55	35
Total intangible assets		51,858	19,057
Accumulated amortization:
Customer acquisition costs		(1,384)	(1,015)
In-place lease contracts		(201)	(209)
Favorable rate revenue contracts		(2,602)	(1,120)
Favorable operation and maintenance contracts		(44)	(11)
Total accumulated amortization		(4,231)	(2,355)
Total intangible assets, net		$47,627	$16,702

As of December 31, 2022 and 2021, intangible liabilities consisted of the following:

	Weighted Average Amortization Period (in Years)	As of December 31,
		2022	2021
Cost:
Unfavorable rate revenue contracts	5 years	$19,215	$16,988
Accumulated amortization:
Unfavorable rate revenue contracts		(6,804)	(3,230)
Total intangible liabilities, net		$12,411	$13,758

For the years ended December 31, 2022 and 2021, amortization expense was $1.9 million and $0.9 million, respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.
For the years ended December 31, 2022 and 2021, amortization benefit was $3.6 million and $1.7 million, respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Over the next five years, excluding any amortization expense related to software currently in development, the Company expects to recognize annual amortization on its intangibles as follows:

(In thousands)	2023	2024	2025	2026	2027
Favorable rate revenue contracts	$4,757	$4,642	$4,584	$4,584	$4,584
In-place lease contracts	369	369	353	353	353
Customer acquisition costs	40	40	40	40	40
Favorable operation and maintenance contracts	33	8	8	8	8
Unfavorable rate revenue contracts	(2,482)	(1,187)	(1,018)	(913)	(913)
Total net amortization expense	$2,717	$3,872	$3,967	$4,072	$4,072

7.Acquisitions
2022 Acquisitions
Stellar NJ Acquisition
On April 1, 2022, the Company acquired a 1.0 MW solar energy facility located in New Jersey (the "Stellar NJ Acquisition") from a third party for a total purchase price of $1.3 million. The transaction was accounted for as an acquisition of assets, whereby the Company acquired $2.3 million of property, plant and equipment and assumed $0.4 million of intangible liabilities and $0.6 million of construction payable. The intangible liability assumed is associated with an unfavorable rate power purchase agreement and has a weighted average amortization period of 15 years.
Stellar HI 2 Acquisition
On June 10, 2022, the Company acquired a 4.6 MW portfolio of six solar energy facilities located in Hawaii (the "Stellar HI 2 Acquisition") from a third party for a total purchase price of $9.9 million, including $0.2 million of transaction related costs. This transaction was accounted for as an acquisition of assets, whereby the Company acquired $7.3 million of property, plant and equipment, $2.9 million of intangible assets, and $0.2 million of operating lease assets, and assumed $0.5 million of intangible liabilities and $0.1 million of asset retirement obligations.
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

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts	$2,903	10 years
Unfavorable rate revenue contracts	(464)	15 years
Stellar NJ 2 Acquisition
On August 29, 2022, the Company acquired an 8.3 MW portfolio of five solar energy facilities located in New Jersey (the "Stellar NJ 2 Acquisition") from a third party for a total purchase price of $3.4 million, including $1.2 million to be paid over the next two years and $0.2 million of transaction related costs. Four of the acquired solar energy facilities in the transaction were accounted for as an acquisition of assets, and one solar energy facility was accounted for as an acquisition of a variable interest entity that does not constitute a business, refer to Note 8, "Variable Interest Entities." The Company acquired $17.7 million of property, plant and equipment, $0.1 million of accounts receivable, and $0.4 million of cash, and assumed $11.9 million of long-term debt, $0.6 million of intangible liabilities, $0.2 million of asset retirement obligations, and $2.1 million of noncontrolling interests associated with the acquired variable interest entity. The intangible liabilities assumed are associated with unfavorable rate power purchase agreements and have a weighted average amortization period of 11 years.
Acquisition of DESRI II & DESRI V
On November 11, 2022, APA Finance II, LLC, a wholly-owned subsidiary of the Company, acquired a 88 MW portfolio of nineteen solar energy facilities operating across eight US states. The portfolio was acquired from D.E. Shaw Renewables Investments L.L.C. ("DESRI") for total consideration of $100.8 million ("DESRI Acquisition"). The DESRI Acquisition was made pursuant to membership interest purchase agreements (the "MIPAs") dated September 26, 2022, and entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the MIPAs, the Company acquired 100% ownership interest in holding entities that own the acquired solar energy facilities. The Company accounted for the DESRI Acquisition under the

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on November 11, 2022, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.
The assets acquired and liabilities assumed are recognized provisionally on the consolidated balance sheet at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in process of obtaining additional information for the valuation of acquired tangible and intangible assets. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than November 11, 2023.
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on November 11, 2022 (in thousands):

Assets
Accounts receivable	$2,001
Derivative assets	2,462
Other assets	432
Property, plant and equipment	179,500
Operating lease asset	17,831
Intangible assets	29,479
Total assets acquired	231,705

Liabilities
Accounts payable	275
Accrued liabilities	746
Long-term debt	105,346
Intangible liabilities	771
Operating lease liability	20,961
Contract liability(1)	7,200
Asset retirement obligation	1,508
Total liabilities assumed	136,807
Non-controlling interests	184
Total fair value of consideration transferred, net of cash acquired	$94,714
The fair value of consideration transferred, net of cash acquired, as of November 11, 2022, is determined as follows:

Cash consideration to the seller on closing	$82,235
Fair value of purchase price payable(2)	19,017
Working capital adjustment	(469)
Total fair value of consideration transferred	100,783
Cash acquired	1,220
Restricted cash acquired	4,849
Total fair value of consideration transferred, net of cash acquired	$94,714
(1) Acquired contract liabilities related to long-term agreements to sell renewable energy credits that were fully prepaid by the customer prior to the acquisition date. The Company will recognize revenue associated with the contract liabilities as renewable energy credits are delivered to the customer through December 31, 2028.
(2) Purchase price outstanding as of December 31, 2022 is payable in three installments in two, twelve and eighteen months following the acquisition date, subject to the accuracy of general representations and warranty provisions included in MIPAs.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The Company incurred approximately $2.7 million in acquisition related costs related to the DESRI Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statement of operations for the year ended December 31, 2022.
The impact of the DESRI Acquisition on the Company's revenue and net income in the consolidated statement of operations was an increase of $2.5 million and a decrease of $0.2 million for the year ended December 31, 2022, respectively.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$29,479	8 years
Unfavorable rate revenue contracts – PPA	(771)	12 years
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the DESRI Acquisition as if it had occurred on January 1, 2021. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the DESRI Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	For the year ended December 31, 2022 (unaudited)	For the year ended December 31, 2021 (unaudited)
Operating revenues	$125,160	$100,171
Net income	72,187	26,473

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

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$4,500	20 years
Favorable rate revenue contracts – SREC	450	7 years
Favorable O&M contracts	135	4 years
In-place lease contract	650	13 years
Unfavorable rate revenue contracts – PPA	(6,635)	12 years
Unfavorable rate revenue contracts – SREC	(3,470)	2 years
Upon the adoption of ASC 842 on January 1, 2022, as discussed in Note 2, "Significant Accounting Policies," the intangible asset associated with the in-place lease contract was derecognized and included in the calculation of operating lease asset.
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
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the Stellar HI Acquisition as if it had occurred on January 1, 2020. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the Stellar HI Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

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

8.Variable Interest Entities
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist of equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest and, therefore, has consolidated the VIEs as of December 31, 2022 and 2021. No VIEs were deconsolidated during the years ended December 31, 2022 and 2021.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the years ended December 31, 2022 and 2021 as determined in the respective operating agreement.
The carrying amounts and classification of the consolidated VIE assets and liabilities included in consolidated balance sheets are as follows:

	As of December 31,
	2022	2021
Current assets	$16,434	$13,131
Non-current assets	445,583	372,761
Total assets	$462,017	$385,892
Current liabilities	$5,731	$3,652
Non-current liabilities	73,438	40,978
Total liabilities	$79,169	$44,630

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
The Company has not identified any VIEs during the years ended December 31, 2022 and 2021 for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During the years ended December 31, 2022 and December 31, 2021, the Company consolidated twenty-six and twenty-five VIEs, respectively. No VIEs were deemed significant as of December 31, 2022 and December 31, 2021.
As discussed in Note 7, "Acquisitions" on August 29, 2022, the Company completed the Stellar NJ 2 Acquisition, including the acquisition of a controlling financial interest in a VIE which owns and operates a single 1.1 MW solar generating facility. The Company acquired a controlling financial interest by entering into an asset management agreement which provides the Company with the power to direct the operating activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The asset management agreement also includes a call and put option to acquire the equity interest in June 2023 and January 2024, respectively. As a result of this acquisition, the Company recognized property, plant and equipment of $2.6 million, intangible liability $0.2 million, and noncontrolling interest of $2.1 million in the consolidated balance sheet.

9.Debt

	As of December 31,		Interest Type	Weighted average interest rate
	2022	2021
Long-term debt
Amended Rated Term Loan	$487,179	$499,750	Fixed	3.51%
APAF II Term Loan	125,668	—	Floating	SOFR + 1.475%
Construction loans	—	5,593	Floating	—%
Other term loans	28,483	12,818	Fixed and floating	4.87%
Financing obligations recognized in failed sale leaseback transactions	36,724	37,601	Imputed	3.65%
Total principal due for long-term debt	678,054	555,762
Unamortized discounts and premiums	(2,088)	(176)
Unamortized deferred financing costs	(11,404)	(9,606)
Less: current portion of long-term debt	29,959	21,143
Long-term debt, less current portion	$634,603	$524,837
Amended Rated Term Loan
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
The Amended Rated Term Loan amortizes at a rate of 2.5% of initial outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date. The Amended Rated Term Loan is secured by the membership interests in the Company's subsidiaries.
As of December 31, 2022, the outstanding principal balance of the Amended Rated Term Loan was $487.2 million, less unamortized debt discount and loan issuance costs totaling $7.6 million. As of December 31, 2021, the outstanding principal balance of the Rated Term Loan was $499.8 million, less unamortized debt discount and loan issuance costs totaling $8.4 million.
As of December 31, 2022, the Company was in compliance with all covenants. As of December 31, 2021, the Company was in compliance with all covenants, except the delivery of the APAF audited consolidated financial statements, for which the

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Company obtained a waiver to extend the financial statement reporting deliverable due date. The Company delivered the audited financial statements on May 25, 2022, before the extended reporting deliverable due date.
DESRI Loans and APAF II Term Loan
In conjunction with the DESRI Acquisition, the Company assumed five project-level term loans with a total outstanding principal of $106.3 million and a fair value discount of $1.0 million (the "DESRI Loans"). From November 11, 2022 (the date of the DESRI Acquisition) to December 23, 2022 (the date the loans were repaid, as discussed below), the Company incurred interest costs of $0.9 million associated with the DESRI Loans.
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under the DESRI Loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on SOFR plus a spread of 1.475%. Simultaneously with entering into the Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 10, "Fair Value Measurements," for further details). The Company incurred $1.2 million of issuance costs related to the APAF II Term Loan, which have been deferred and recorded as a reduction to the outstanding principal balance and are amortized as interest expense on a straight-line basis until the loan's maturity date.
The repayment of the DESRI Loans was accounted for as a debt extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $2.3 million in the consolidated statements of operations for the year ended December 31, 2022.
As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of December 31, 2022, the Company was in compliance with all covenants.
Construction Loan to Term Loan Facility
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction Loan to Term Loan Facility”). The Construction Loan to Term Loan Facility includes a construction loan commitment of $187.5 million, which can be drawn until January 10, 2023.
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to .50% per year of the daily unused amount of the commitment. As of December 31, 2022, the outstanding principal balances of the construction loan and term loan were zero and $15.9 million, respectively. As of December 31, 2021, the outstanding principal balances of the construction loan and term loan were $5.6 million and $12.3 million, respectively. As of December 31, 2022 and 2021, the Company had an unused borrowing capacity of $171.6 million and $169.7 million, respectively. For the years ended December 31, 2022 and 2021, the Company incurred interest costs associated with outstanding construction loans totaling zero and $0.3 million, respectively, which were capitalized as part of property, plant and equipment. Outstanding amounts under the Construction to Term Loan Facility are secured by a first priority security interest in all of the property owned by APACF and each of its project companies, including all of the solar energy facility assets under construction a first priority security interest in all of the property owned by APACF and each of its project companies, including all of the solar energy facility assets under construction. The Construction Loan to Term Loan includes various financial and other covenants for APACF and the Company, as guarantor. As of December 31, 2022 and 2021, the Company was in compliance with all covenants.
Project-Level Term Loan
In conjunction with the Stellar NJ 2 Acquisition, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.1 million. During the year ended December 31, 2022, the Company incurred interest costs associated with the term loan of $0.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of December 31, 2022, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200 million (the "APAG Revolver"). Outstanding amounts

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of December 31, 2022, there were no amounts outstanding under the APAG Revolver.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. The table below shows the total letters of credit outstanding and unused capacities under our letter of credit facilities as of December 31, 2022 and 2021 (in millions):

	As of December 31, 2022		As of December 31, 2021
	Letters of Credit Outstanding	Unused Capacity	Letters of Credit Outstanding	Unused Capacity
Deutsche Bank	$0.7	$11.8	$0.6	$11.9
Fifth Third Bank	12.1	—	10.0	—
CIT Bank, N.A.	0.6	—	—	—
KeyBank and The Huntington Bank	—	15.6	—	—
Citibank, N.A.	—	75.0	—	—
Total	13.4	102.4	10.6	11.9
Additionally, as of December 31, 2022, the Company had outstanding surety bonds of $2.0 million.
To the extent liabilities are incurred as a result of the activities covered by the letters of credit or surety bonds, such liabilities are included on the accompanying consolidated balance sheets. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company’s borrowing facility capacity.
Financing Obligations Recognized in Failed Sale Leaseback Transactions
From time to time, the Company sells equipment to third parties and enters into master lease agreements to lease the equipment back for an agreed-upon term. The Company has assessed these arrangements and determined that the transfer of assets should not be accounted for as a sale in accordance with ASC 842. Therefore, the Company accounts for these transactions using the financing method by recognizing the consideration received as a financing obligation, with the assets subject to the transaction remaining on the balance sheet of the Company and depreciated based on the Company's normal depreciation policy. The aggregate proceeds have been recorded as long-term debt within the consolidated balance sheets.
As of December 31, 2022 and 2021, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs, and $36.5 million, net of $1.1 million of deferred transactions costs, respectively. Payments of $2.2 million and $0.5 million were made under the financing obligation for the years ended December 31, 2022 and 2021, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the years ended December 31, 2022 and 2021, was $1.5 million and $0.4 million, respectively.

The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2023	$2,336
2024	2,340
2025	2,353
2026	2,336
2027	2,322
Thereafter	12,671
Total	$24,358

The difference between the outstanding financing obligation of $36.7 million and $24.4 million of contractual payments due, including the residual value guarantee, is due to $13.2 million of investment tax credits claimed by the Counterparty, less $2.6 million of the implied interest on financing obligation included in the contractual payments. The remaining difference is due to $1.6 million of interest accrued and a $0.1 million difference between the required contractual payments and the fair value of financing obligations acquired.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Principal Maturities of Long-Term Debt
As of December 31, 2022, the principal maturities of the Company’s long-term debt, excluding financing obligations from failed sale-leaseback transactions, were as follows:

2023	$27,623
2024	25,115
2025	25,246
2026	25,850
2027	96,597
Thereafter	440,899
Total principal payments	$641,330

10.Fair Value Measurements
The Company holds various financial instruments that are not required to be recorded at fair value. For cash, restricted cash, accounts receivable, accounts payable, and short-term debt, the carrying amounts approximate fair value due to the short maturity of these instruments. The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices.
The following table provides the financial instruments measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$101,842	$—	$—	$101,842
Derivative assets:
Interest rate swaps	—	3,953	—	3,953
Total assets at fair value	101,842	3,953	—	105,795

Liabilities
Alignment Shares liability	—	—	66,145	66,145
Other long-term liabilities:
Contingent consideration liability	—	—	2,875	2,875
Total liabilities at fair value	—	—	69,020	69,020

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Redeemable warrant liability	$25,861	$24,072	$—	49,933
Alignment Shares liability	—	—	127,474	127,474
Other long-term liabilities:
Contingent consideration liability	—	—	2,300	2,300
Total liabilities at fair value	25,861	24,072	129,774	179,707
Long-term debt
The estimated fair value of the long-term debt, including current portion, as of December 31, 2022 and 2021 was $588.8 million and $562.1 million, respectively, using a discounted cash flow analysis of both outstanding principal and future interest payments until such time the Company has the ability to repay the loan. The long-term debt is considered a Level 2 financial liability under the fair value hierarchy.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Redeemable Warrant Liability
CBAH sold 10,062,500 warrants as part of the SAILSM (Stakeholder Aligned Initial Listing) securities in the CBAH initial public offering (which traded separately on the NYSE under the symbol “CBAH WS” prior to the Merger, and following the Merger trade under the symbol “AMPS WS”) (such warrants, the "Redeemable Warrants"). The Redeemable Warrants were exercisable for an aggregate of 10,062,500 shares of the Company's Class A common stock, par value $0.0001 per share (the "Class A common stock"), at a purchase price of $11.00 per share. CBAH also issued 7,366,667 warrants to CBRE Acquisition Sponsor, LLC (the “Sponsor”) in a private placement simultaneously with the closing of the CBAH IPO and 2,000,000 warrants to the Sponsor in full settlement of a second amended and restated promissory note with the Sponsor (such warrants, the "Private Placement Warrants"). The Private Placement Warrants were exercisable for an aggregate of 9,366,667 shares of CBAH Class A common stock at a purchase price of $11.00 per share.
Redeemable warrants, including Private Placement Warrants, were not considered to be “indexed to the Company’s own stock.” This provision precludes the Company from classifying the Redeemable warrants, including Private Placement Warrants, in stockholders’ equity. As the Redeemable warrants, including Private Placement Warrants, meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. As the inputs were observable and reflected quoted trading price, the overall fair value measurement of the Redeemable Warrants, excluding Private Placement Warrants, is classified as Level 1. The Private Placement Warrants had the same redemption and make-whole provisions as the Redeemable Warrants. Therefore, the fair value of the Private Placement Warrants was equal to the Redeemable Warrants. Private Placement Warrants are considered Level 2 as they are measured at fair value using observable inputs for similar assets in an active market.
On May 31, 2022, June 15, 2022, and August 17, 2022, the Company entered into separate, privately negotiated warrant exchange agreements (the "Exchange Agreements") with a limited number of holders of the Company's outstanding Redeemable Warrants. Pursuant to the Exchange Agreements, the Company agreed to issue an aggregate of 1,111,243 shares of Class A common stock to the holders of Redeemable Warrants in exchange for the surrender and cancellation of an aggregate of 4,630,163 Redeemable Warrants. The issuance by the Company of the shares of Common Stock in exchange for the surrender and cancellation of the Redeemable Warrants was made in reliance on the exemption from registration in Section 3(a)(9) of the Securities Act. Immediately prior to the exchange, the Redeemable Warrants were remeasured to fair value based on the trading price of the exchanged shares of common stock, resulting in a gain on fair value remeasurement of $4.1 million within operating income in the consolidated statements of operations for the year ended December 31, 2022, and a redeemable warrant liability of $7.8 million, which was then reclassified to additional paid-in capital in the consolidated balance sheet as of December 31, 2022.
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
As of the Redemption Date, holders of 8,462 Redeemable Warrants exercised their Redeemable Warrants with the payment of cash and the Company received $93,082 of cash proceeds. Holders of 14,690,310 Redeemable Warrants exercised their Redeemable Warrants on a cashless basis in exchange for 4,058,845 shares of Class A Common Stock per Redeemable Warrants. A total of 100,209 Warrants remained unexercised as of the Redemption Date, and the Company redeemed those Warrants for an aggregate redemption price of $10,021. Immediately prior to the exercise and redemption, the Redeemable Warrants were remeasured to fair value based on the trading price of the exchanged shares of common stock, resulting in a loss on fair value remeasurement of $9.7 million in the consolidated statements of operations for the year ended December 31, 2022, and a redeemable warrant liability of $47.7 million, which was then reclassified to additional paid-in capital in the consolidated balance sheet as of December 31, 2022.
The Redeemable Warrants have been delisted from the NYSE, and there are no Redeemable Warrants left outstanding subsequent to the Redemption Date.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the year ended December 31, 2022
	Units	$
Redeemable warrants, beginning balance	19,429,167	$49,933
Warrants exercised	(14,698,782)	(47,742)
Exchange of warrants into common stock	(4,630,163)	(7,828)
Forfeiture of fractional warrants	(13)	—
Warrants redeemed	(100,209)	(10)
Fair value remeasurement	—	5,647
Redeemable warrants, ending balance	—	$—
Alignment Shares Liability
As of December 31, 2022, the Company has 1,207,500 Alignment Shares outstanding, all of which are held by the Sponsor, certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2021 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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
The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 70% and risk-free interest rate of 3.99% are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares.

	For the year ended December 31, 2022		For the year ended December 31, 2021
	Shares	$	Shares	$
Beginning balance	1,408,750	$127,474	—	$—
Alignment Shares assumed upon the Merger	—	$—	1,408,750	$132,487
Alignment Shares converted	(201,250)	(15)	—	—
Fair value remeasurement	—	(61,314)	—	(5,013)
Ending balance	1,207,500	$66,145	1,408,750	$127,474
Interest Rate Swaps
The Company’s derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of December 31, 2022 and 2021, the notional amounts were $141.6 million and $12.3 million respectively. The change in fair value of interest rate swaps resulted in a gain of $3.0 million, which was recorded as interest expense in the consolidated statements of operations for the year ended December 31, 2022. The change in fair value of interest rate swaps for the year ended December 31, 2021 was not material.
Contingent Consideration
Solar Acquisition

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

In connection with the acquisition of a portfolio of sixteen solar energy facilities with a combined nameplate capacity of 61.5 MW on December 22, 2020 (the "Solar Acquisition"), contingent consideration of $3.1 million may be payable upon achieving certain market power rates and $7.4 million upon achieving certain power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. Liability for the contingent consideration associated with production volumes expired on June 30, 2022 and the Company remeasured its fair value to zero with $1.1 million gain on fair value remeasurement recognized in the consolidated statement of operations for the year ended December 31, 2022. Liability for the contingent consideration associated with power rates is included in other long-term liabilities in the consolidated balance sheets at the estimated fair value of $2.9 million and $1.2 million as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of $1.7 million within operating income in the consolidated statements of operations. For the year ended December 31, 2021, the Company recorded $0.3 million and $2.5 million gain on fair value remeasurement of contingent consideration associated with power rates and production volumes, respectively, in the consolidated statements of operations. Gain and loss was recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the consolidated statements of operations for the year ended December 31, 2022. No gain or loss on fair value remeasurement of contingent consideration was recorded for the year ended December 31, 2021.
11.Equity
As of December 31, 2022, the Company had authorized and issued 988,591,250 and 158,904,401 of Class A common stock, respectively. As of December 31, 2021, authorized and outstanding common stock of 988,591,250 and 153,648,830 shares, respectively. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2022 and 2021, no common stock dividends have been declared.
As of December 31, 2022, and 2021, the Company had 1,207,500 and 1,408,750 authorized and issued shares of Class B common stock, respectively, also referred to as Alignment Shares. Refer to Note 10, "Fair Value Measurements," for further details.
12.Redeemable Preferred Stock
GSO Preferred Stock
As discussed in Note 3, "Reverse Recapitalization," immediately prior to the consummation of the Merger, the Company redeemed outstanding Series A preferred stock issued by Legacy Altus in full for cash. As Series A preferred stock does not represent the capital of the legal parent (the accounting acquiree) the Company retroactively restated redeemable preferred stock with the corresponding adjustment to additional paid-in capital on the consolidated balance sheets.
During the year ended December 31, 2021, the Company recorded total Series A preferred stock dividends and commitment fees of $17.8 million and $0.3 million, respectively. During the year ended December 31, 2021, the Company paid $21.8 million of dividends, of which $4.0 million related to the dividends accrued as of December 31, 2020, and $0.4 million of commitment fees, of which $0.1 million were accrued as of December 31, 2020. respectively. As of December 31, 2021, all Series A preferred stock, including accrued dividends and commitment fees, were redeemed.
Preferred stock of Altus Power Inc.
The Company had also authorized for issuance 10,000,000 of preferred stock but as of December 31, 2022, no stock was issued.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

13.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the year ended December 31,
	2022	2021
Redeemable noncontrolling interest, beginning balance	$15,527	$18,311
Cash contributions	1,087	—
Cash distributions	(1,022)	(1,087)
Assumed noncontrolling interest through business combination	2,126	254
Redemption of redeemable noncontrolling interests	(228)	(1,630)
Net income (loss) attributable to noncontrolling interest	643	(321)
Redeemable noncontrolling interest, ending balance	$18,133	$15,527

14.Leases
The Company has lease agreements for land and building rooftops on which our solar energy facilities operate, as well as a lease agreement for a corporate office. The leases expire on various terms through 2058.
The Company adopted ASC 842 on January 1, 2022, using the optional transition method. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative period prior to adoption, the Company presents the disclosures which were previously required under ASC 840. The adoption of ASC 842 resulted in the recognition of operating lease assets of $76.9 million and operating lease liabilities of $77.2 million as of January 1, 2022.
The Company elected the package of practical expedients for leases existing prior to the adoption date. The Company did not reassess whether existing contracts are or contain leases, leases retained their historical lease classification and initial direct costs were not reassessed for capitalization under the new standard. Operating lease assets and liabilities were recognized based on the present value of minimum rental payments under ASC 840 over the remaining lease term as of the adoption date.
At the inception of a contractual arrangement, the Company determines whether it contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessee. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term using an appropriate discount rate. Right-of-use assets include any lease payments made at or before lease commencement and any initial direct costs incurred and exclude any lease incentives received. Right-of-use assets also include an adjustment to reflect favorable or unfavorable terms of the lease when compared to market terms, when applicable. Certain leases include variable lease payments associated with production of the solar facility or other variable payments such as real estate taxes and common area maintenance. As the Company has elected not to separate lease and non-lease components for all classes of underlying assets, all variable costs associated with leases are expensed in the period incurred and presented and disclosed as variable lease expense.
The Company’s lease agreements do not contain any residual value guarantees or restrictive financial covenants. The Company does not have any leases that have not yet commenced that create significant rights and obligations for the lessee.
The discount rate used is the rate that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. At the lease commencement date, the Company’s incremental borrowing rate is used as the discount rate. Discount rates are reassessed when there is a new lease or a modification to an existing lease.
The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets.
The following table presents the components of operating lease cost for the year ended December 31, 2022:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

For the year ended December 31, 2022
Operating lease expense	$6,798
Variable lease expense	$1,185
Total lease expense	$7,983
The following table presents supplemental information related to our operating leases:

For the year ended December 31, 2022
Operating cash flows from operating leases	$6,501
Operating lease assets obtained in exchange for new operating lease liabilities	$21,123
Weighted-average remaining lease term, years	19.7 years
Weighted average discount rate	4.78%
Maturities of operating lease liabilities as of December 31, 2022, are as follows:

2023	$8,042
2024	8,134
2025	8,115
2026	8,187
2027	8,322
Thereafter	116,328
Total	$157,128
Less: Present value discount	(58,970)
Lease liability	$98,158
Minimum future rental payments previously disclosed under ASC 840 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were as follows:

2022	$6,035
2023	6,486
2024	6,578
2025	6,564
2026	6,620
Thereafter	85,494
Total lease payments	$117,777
For the year ended December 31, 2021, the Company recorded site lease expenses under its lease agreements totaling $4.4 million, which is recorded in cost of operations (exclusive of depreciation and amortization) in the consolidated statements of operations. As of December 31, 2021, $2.1 million has been recorded as other long-term liabilities on the consolidated balance sheet relating to the difference between actual lease payments and straight-line lease expense.

15.Commitments and Contingencies
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

at each reporting period end. As of December 31, 2022 and 2021, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of December 31, 2022, the Company had approximately $29.5 million of outstanding non-cancellable commitments to purchase solar modules, which are all expected to be completed during the year ended December 31, 2023.
16.Related Party Transactions
There was $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of December 31, 2022. There were no amounts due to or from related parties as of December 31, 2021. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Subsidiaries as Amended Rated Term Loan Lender
The Company incurs interest expense on the Amended Rated Term Loan. During the years ended December 31, 2022 and 2021 the total related party interest expense on the Rated Term Loan was $17.6 million and $14.9 million, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, interest payable of $4.4 million and $4.5 million, respectively, due under the Amended Rated Term Loan was recorded as interest payable on the accompanying consolidated balance sheets.
Commercial Collaboration Agreement with CBRE
In connection with the Merger, the Company and CBRE entered into a commercial collaboration agreement (the “Commercial Collaboration Agreement”) effective upon the Merger, pursuant to which, among other things, CBRE will invite the Company to join CBRE’s strategic supplier program and CBRE will promote the Company as its preferred clean energy renewable provider/partner, CBRE and the Company will create a business opportunity referral program with CBRE’s brokers, CBRE will reasonably collaborate with the Company to develop and bring to market new products and/or bundles for Company’s customers, the Company will consider in good faith inviting CBRE to become a solar tax equity partner for the Company, on a non-exclusive basis, on market terms to be mutually agreed and CBRE will provide, at no cost to the Company, reasonable access to data-driven research and insights prepared by CBRE (subject to certain exceptions). The Commercial Collaboration Agreement continues for a period of seven years, with automatic one-year renewal period, unless earlier terminated by either party in accordance with the terms set forth therein.
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the year ended December 31, 2022, the Company incurred and paid $0.3 million associated with the development of specific solar energy facilities and recorded them as part of property, plant, and equipment on the consolidated balance sheet as of December 31, 2022.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the year ended December 31, 2022, the Company incurred $0.1 million for development services provided under the MSA which were accrued for as of December 31, 2022.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

17.Earnings per Share
The calculation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 was as follows (in thousands, except share and per share amounts):

	For the year ended December 31,
	2022	2021
Net income attributable to Altus Power, Inc.	$55,437	$5,906
Income attributable to participating securities(1)	(433)	(90)
Net income attributable to common stockholders - basic and diluted	55,004	5,816
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	154,648,788	92,751,839
Dilutive RSUs	536,284	2,596,702
Dilutive restricted stock	523,921	1,254,887
Weighted average shares of common stock outstanding - diluted	155,708,993	96,603,428
Net income attributable to common stockholders per share - basic	$0.36	$0.06
Net income attributable to common stockholders per share - diluted	$0.35	$0.06

(1) Represents the income attributable to 1,207,500 and 1,408,750 Alignment Shares outstanding as of December 31, 2022 and 2021, respectively.
(2) For the years ended December 31, 2022 and 2021, the calculation of basic weighted average shares of common stock outstanding excludes 542,511 and 1,259,887 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, including shares that were subject to vesting conditions.

18.Asset Retirement Obligations
AROs consist primarily of costs to remove solar energy system assets at the end of their useful lives and costs to restore the solar energy system sites to the original condition, which are estimated based on current market rates. The following table presents the changes in AROs as recorded in other long-term liabilities in the consolidated balance sheets:

	For the year ended December 31,
	2022	2021
Balance at beginning of year	$7,628	$4,446
Additional obligations incurred	1,681	3,024
Accretion expense	266	174
Liabilities settled or disposed in the current year	—	(16)
Balance at end of year	$9,575	$7,628

19.Stock-based Compensation
The Company recognized $9.4 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had $33.2 million and $0.2 million, respectively, of unrecognized stock-based compensation expense related to unvested restricted units, which the Company expects to recognize over a weighted-average remaining period of approximately 3 years.
Legacy Incentive Plans
Prior to the Merger, Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of December 31, 2022 and 2021, zero and 244,328 shares of Class A Common Stock were restricted under the APAM Plan, respectively. As of December 31, 2022 and 2021, 542,511 and 840,000 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.

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
Omnibus Incentive Plan
On July 12, 2021, the Company entered into the Management Equity Incentive Letter with each of Mr. Felton and Mr. Norell pursuant to which, on February 5, 2022, the Compensation Committee granted to Mr. Felton and Mr. Norell, together with other senior executives, including Anthony Savino, Chief Construction Officer, and Dustin Weber, Chief Financial Officer, restricted stock units (“RSUs”) under the Omnibus Incentive Plan (the "Incentive Plan") that are subject to time-based and, for the named executive officers and certain other executives, eighty percent (80%) of such RSUs also further subject to performance-based vesting, with respect to an aggregate five percent (5%) of the Company’s Class A common stock on a fully diluted basis, excluding the then-outstanding shares of the Company’s Class B common stock or any shares of the Company’s Class A common stock into which such shares of the Company’s Class B common stock are or may be convertible. Subject to continued employment on each applicable vesting date, the time-based RSUs generally vest 33 1/3% on each of the third, fourth and fifth anniversaries of the Closing, and the performance-based RSUs vest with respect to 33 1/3% of the award upon the achievement of the above time-based requirement and the achievement of a hurdle representing a 25% annual compound annual growth rate measured based on an initial value of $10.00 per share (i.e., on each of the third anniversary, the fourth anniversary, and the fifth anniversary of the date of grant, the stock price performance hurdle shall be $19.53, $24.41, $30.51, respectively).
As of December 31, 2022, there were 23,047,325 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2023 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as described in the foregoing on January 1, 2022.
For the year ended December 31, 2022, the Company recognized $9.4 million of stock compensation expense in relation to the incentive plan and the following table summarizes the RSU activity:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2021	—	—
RSUs granted	8,105,539	5.27
RSUs forfeited	(65,650)	7.40
Balances as of December 31, 2022	8,039,889	5.25
Fair value of performance-based RSUs was estimated using the Monte Carlo model utilizing a distribution of potential outcomes based on expected volatility of 70% and risk-free interest rate of 1.94%.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of December 31, 2022, there were 3,072,976 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2023 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. For the year ended December 31, 2022, no shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022.

20.Income Taxes
Income tax expense is composed of the following:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the year ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	(2)	76
Total current expense	(2)	76
Deferred:
Federal	1,051	(1,518)
State	27	1,737
Total deferred expense	$1,078	$219
Income tax expense	$1,076	$295

The following table presents a reconciliation of the income tax benefit computed at the U.S. federal statutory rate and the Company’s income tax expense (benefit):

	For the year ended December 31,
	2022	2021
Income tax benefit – computed as 21% of pretax loss	$11,181	$2,793
Effect of noncontrolling interests and redeemable noncontrolling interests	691	(1,491)
State tax, net of federal benefit	(138)	1,138
State valuation allowance	158	294
Transaction costs related to the Merger	(12)	(1,713)
Transaction costs related to the Merger (return to provision)	(678)	—
Effect of tax credits	(75)	(28)
Stock Based Compensation	1,614	—
Change in fair value of redeemable warrant and Alignment Shares liability	(11,690)	(563)
Other	25	(135)
Income tax expense	$1,076	$295
Effective income tax rate	2.0%	2.2%

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022 and 2021, the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$65,128	$42,814
Intangible liabilities	594	807
Deferred financing costs	3,029	271
Tax credits	690	615
Operating lease liability	17,830	528
Asset retirement obligation	2,490	2,018
Stock-based compensation	609	73
Sec. 163(j) interest limitation	16,749	11,776
Total deferred tax assets	$107,119	$58,902
Valuation allowance	(795)	(633)
Net deferred tax assets	$106,324	$58,269
Deferred tax liabilities:
Property, plant and equipment	$(58,040)	$(34,918)
Intangible assets	(692)	(784)
Operating lease asset	(16,868)	—
Derivative asset	(876)	—
Investments in partnerships	(40,859)	(32,170)
Total deferred tax liabilities	(117,335)	(67,872)
Net deferred tax liability	$(11,011)	$(9,603)

As of December 31, 2022 and 2021, the Company had US federal net operating loss carryforwards of $262.4 million and $177.4 million, respectively, available to offset future federal taxable income which will begin to expire in 2034. The Company has federal net operating loss carryforwards of $225.3 million, which can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company had $48.4 million of US federal net operating loss subject to limitation under Internal Revenue Code Section 382. As of December 31, 2022 and 2021, the Company had state net operating loss $155.4 million and $87.7 million, respectively, which will begin to expire in 2023, if not utilized.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. As of December 31, 2022 and 2021, the Company has recorded a valuation allowance of $0.8 million and $0.6 million, respectively, for its deferred tax assets associated with state net operating losses that are more likely than not to expire.
As of December 31, 2022 and 2021, the Company had, under IRC Sec. 163(j), a gross interest expense limitation carryforward of $66.1 million and $45.4 million, respectively with an indefinite carryforward period.
The Company applies the applicable authoritative guidance which prescribes a comprehensive model for a manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2022, the Company has no uncertain tax positions. No amounts of interest and penalties were recognized in the Company’s financial statements and the Company’s policy is to present interest and penalties as a component of income tax expense.
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
The Inflation Reduction Act (the “IRA Act") was passed into law on August 16, 2022. The key provisions from the IRA include the implementation of a 15% alternative book income minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. The Company evaluated the key provisions under the IRA and concluded that the provisions are not applicable for year ended December 31, 2022 and will continue to monitor their impact on future periods.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The Company files federal income tax returns and state income tax returns in multiple jurisdictions. The statute of limitation remains open for tax years after 2014.
21.Subsequent Events
The Company has evaluated subsequent events from December 31, 2022 through March 30, 2023, which is the date the audited consolidated financial statements were available to be issued. Other than the subsequent events disclosed below, there are no subsequent events requiring recording or disclosure in the consolidated financial statements.
True Green II Acquisition
On February 15, 2023, the Company, through its wholly-owned subsidiary, APA Finance III, LLC ("APAF III"), closed its previously announced purchase of approximately 220 MW of solar assets (the “True Green II Acquisition”) of True Green Capital Fund III, L.P. (“True Green”) through acquisitions of the membership interests of APAF III Operating, LLC. The base purchase price is approximately $293.0 million, subject to customary working capital adjustments. The base purchase price and associated costs and expenses was funded by $193.0 million from the APAF III Term Loan (as defined below) and the remainder with cash. The Company also held back an aggregate $10.9 million as security for indemnification claims which are expected to be paid within nine months after closing, contingent upon completion of development assets.
APAF III Term Loan
On February 15, 2023, the Company, through its subsidiaries, APA Finance III Borrower, LLC (the “Borrower”), and APA Finance III Borrower Holdings, LLC (“Holdings”) entered into a new long-term funding facility under the terms of a Credit Agreement, among the Borrower, Holdings, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF III Term Loan”).
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The term loan has an anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain acquisitions of solar assets that otherwise satisfy the criteria for Permitted Acquisitions, as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses, and expects to borrow the remaining $10.6 million upon the completion of certain development assets of the True Green II Acquisition when they are placed in service.
Forward Starting Interest Rate Swap
On January 31, 2023, the Company, through its wholly-owned subsidiary, APAG, entered into a forward starting interest rate swap with a notional amount of $250.0 million (the "Forward Starting Swap"), which was designated as a cash flow hedge. The Forward Starting Swap hedges borrowings of the Company at a fixed rate of 3.00% relative to 10-year SOFR and has a termination date of January 31, 2035.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”).

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

Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Co-Chief Executive Officers and Chief Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2022, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2022, our internal control over financial reporting were not effective as of December 31, 2022, because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plan
With the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:
•We have proceeded with steps intended to remediate the insufficient qualified personnel material weakness, including hiring additional finance department employees with appropriate expertise;

•We have progressed towards the completion of our formalized risk assessment for SOX processes, including process mapping; and

•We have proceeded with steps intended to remediate the selection and development of control activities material weakness through the documentation of processes and controls in the financial statement close, reporting and disclosure processes while working to further enable our enterprise resource planning system and implement supporting software to improve the accuracy and controls over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K regarding Directors, Executive Officers and Corporate Governance is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this Item 11 of Form 10-K regarding Executive Compensation is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 of Form 10-K regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 of Form 10-K regarding Certain Relationships and Related Transactions, and Director Independence is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 of Form 10-K regarding Principal Accounting Fees and Services is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.2
Membership Interest Purchase Agreement by and between APA Finance II, LLC, as Buyer, and DESRI V, L.L.C as Seller, dated as of September 26, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

2.3
Membership Interest Purchase Agreement by and between APA Finance II, LLC, as Buyer, and DESRI II, L.L.C as Seller, dated as of September 26, 2022 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

2.4
Purchase and Sale Agreement, by and among True Green Capital Fund III, L.P., APA Finance III, LLC, and solely for the purposes of Article V, Section 6.04, Section 6.05 and Article X thereof, Altus Power, LLC, dated as of December 23, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2023).

3.1	Third Amended and Restated Certificate of Incorporation of Altus Power, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
3.2	Second Amended and Restated Bylaws of Altus Power, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of CBAH.’s Registration Statement on Form S-1/A (Reg. No. 333-249958), filed with the SEC on November 20, 2020).
4.2*	Description of Securities
10.1	Commercial Collaboration Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.3 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.2	Management Equity Incentive Letter, dated July 12, 2021 (incorporated by reference to Exhibit 10.4 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.3	Class B Letter Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.5 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.4	Investor Rights Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.7 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.5
Second Amended and Restated Promissory Note, dated as of February 16, 2021, by and between CBRE Acquisition Holdings, Inc., a Delaware corporation and CBRE Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of CBAH’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

10.6	Altus Power, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.7	Altus Power, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.9
Amended and Restated Credit Agreement, dated August 25, 2021, by and among APA Finance, LLC, as the borrower, APA Finance Holdings, LLC, as the Equity Holder (as defined therein), BISF Agent LLC, as administrative agent, U.S. Bank National Association, as Collateral Agent, Paying Agent and Document Custodian (each as defined therein) and each lender from time to time party thereto (incorporated by reference to Exhibit 10.12 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on September 23, 2021).

10.1
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

10.14
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

10.17	Form of Director Offer Letters (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.18
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

10.20
Confidential Information, Inventions and Proprietary Rights Agreement, dated December 31, 2021, by and between Altus Power, Inc. and Dustin Weber (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, filed with the SEC on January 10, 2022).

10.21*	Form of Restricted Stock Unit Award Agreement, pursuant to Altus Power, Inc. 2021 Omnibus Incentive Plan, by and between Altus Power, Inc. and employees, dated as of February 15, 2022
10.22*	Agency Development and Project Management Services Agreement by and between Park Avenue Solar Solutions, LLC and CBRE, Inc. (“CBRE”), dated as of June 13, 2022
10.23*	Amendment dated December 9, 2022 to Commercial Collaboration Agreement dated July 12, 2021 by and between Altus Power, LLC and CBRE, Inc.
10.24
Credit Agreement, dated December 19, 2022, among APA Generation, LLC, the several lenders from time to time parties thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and Truist Securities, Inc. and the other Letter of Credit Issuers party hereto from time to time, and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2022).

10.25
Financing Agreement, dated December 23, 2022, among APA Finance II, LLC, KeyBanc Capital Markets Inc., KeyBanc National Association, the Huntington National Bank and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2022).

10.26
Credit Agreement, dated as of February 15, 2023, among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2023).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm for Altus Power, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altus Power, Inc.

Date: March 30, 2023	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregg J. Felton	Co-Chief Executive Officer and Director	March 30, 2023
Gregg J. Felton

/s/ Lars R. Norell	Co-Chief Executive Officer and Director	March 30, 2023
Lars R. Norell

/s/ Dustin L. Weber	Chief Financial Officer	March 30, 2023
Dustin L. Weber

/s/ Christine R. Detrick	Chairperson of the Board	March 30, 2023
Christine R. Detrick

/s/ Richard N. Peretz	Director	March 30, 2023
Richard N. Peretz

/s/ Diane D. Brink	Director	March 30, 2023
Diane D. Brink

/s/ William F. Concannon	Director	March 30, 2023
William F. Concannon

/s/ Robert M. Horn	Director	March 30, 2023
Robert M. Horn

/s/ Sarah E. Coyne	Director	March 30, 2023
Sarah E. Coyne