Form 10-Q
period 2023-03-31
Altus Power, Inc.
filed 2023-05-15
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of May 13, 2023, there were 158,989,953 shares of Class A common stock outstanding and 1,006,250 shares of Class B common stock outstanding.

Part I. Financial Statements
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating revenues, net	$29,378	$19,199
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	5,976	4,064
General and administrative	7,362	6,384
Depreciation, amortization and accretion expense	11,376	6,822
Acquisition and entity formation costs	1,491	294
Loss on fair value remeasurement of contingent consideration	50	169
Stock-based compensation	2,872	1,305
Total operating expenses	$29,127	$19,038
Operating income	251	161
Other (income) expense
Change in fair value of redeemable warrant liability	—	(18,458)
Change in fair value of alignment shares liability	(17,018)	(46,346)
Other expense, net	90	15
Interest expense, net	12,446	4,938
Total other income	$(4,482)	$(59,851)
Income before income tax (expense) benefit	$4,733	$60,012
Income tax (expense) benefit	(888)	123
Net income	$3,845	$60,135
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,772)	(284)
Net income attributable to Altus Power, Inc.	$5,617	$60,419
Net income per share attributable to common stockholders
Basic	$0.04	$0.39
Diluted	$0.03	$0.39
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	158,621,674	152,662,512
Diluted	161,003,402	153,586,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$3,845	$60,135
Other comprehensive income (loss)
Foreign currency translation adjustment	9	—
Unrealized loss on a cash flow hedge, net of tax	(771)	—
Other comprehensive loss, net of tax	$(762)	$—
Total comprehensive income	$3,083	$60,135
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	(1,772)	(284)
Comprehensive income attributable to Altus Power, Inc.	$4,855	$60,419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$69,450	$193,016
Current portion of restricted cash	3,376	2,404
Accounts receivable, net	16,116	13,443
Other current assets	4,440	6,206
Total current assets	93,382	215,069
Restricted cash, noncurrent portion	11,355	3,978
Property, plant and equipment, net	1,371,674	1,005,147
Intangible assets, net	47,770	47,627
Operating lease asset	122,719	94,463
Derivative assets	2,184	3,953
Other assets	8,277	6,651
Total assets	$1,657,361	$1,376,888
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$5,568	$2,740
Construction payable	19,720	9,038
Interest payable	5,640	4,436
Purchase price payable, current	14,454	12,077
Due to related parties	213	112
Current portion of long-term debt, net	32,549	29,959
Operating lease liability, current	3,704	3,339
Contract liability, current	4,223	2,590
Other current liabilities	10,210	3,937
Total current liabilities	96,281	68,228
Alignment shares liability	49,116	66,145
Long-term debt, net of unamortized debt issuance costs and current portion	835,729	634,603
Intangible liabilities, net	15,461	12,411
Purchase price payable, noncurrent	7,287	6,940
Asset retirement obligations	13,512	9,575
Operating lease liability, noncurrent	129,609	94,819
Contract liability, noncurrent	7,036	5,397
Deferred tax liabilities, net	11,329	11,011
Other long-term liabilities	1,805	4,700
Total liabilities	$1,167,165	$913,829
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests	24,343	18,133
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of March 31, 2023, and December 31, 2022; 158,989,953 and 158,904,401 shares issued and outstanding as of March 31, 2023, and December 31, 2022	16	16
Additional paid-in capital	474,202	470,004
Accumulated deficit	(40,302)	(45,919)
Accumulated other comprehensive loss	(762)	—
Total stockholders' equity	$433,154	$424,101
Noncontrolling interests	32,699	20,825
Total equity	$465,853	$444,926
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$1,657,361	$1,376,888

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 4).

(In thousands)	As of March 31, 2023	As of December 31, 2022
Assets of consolidated VIEs, included in total assets above:
Cash	$14,034	$11,652
Current portion of restricted cash	861	1,152
Accounts receivable, net	7,569	2,952
Other current assets	1,930	678
Restricted cash, noncurrent portion	1,762	1,762
Property, plant and equipment, net	705,171	401,711
Intangible assets, net	6,011	5,308
Operating lease asset	60,154	36,211
Other assets	591	591
Total assets of consolidated VIEs	$798,083	$462,017
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$787	$454
Construction payable	1,447	—
Purchase price payable, current	1,636	—
Operating lease liability, current	1,266	2,742
Current portion of long-term debt, net	3,027	2,336
Contract liability	475	—
Other current liabilities	2	199
Long-term debt, net of unamortized debt issuance costs and current portion	40,323	33,332
Intangible liabilities, net	2,374	1,899
Asset retirement obligations	7,431	4,438
Operating lease liability, noncurrent	64,608	33,204
Contract liability	3,999	—
Other long-term liabilities	1	565
Total liabilities of consolidated VIEs	$127,376	$79,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$—	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	—	—	1,305	—	—	1,305	—	1,305
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(330)	(330)
Equity issuance costs	—	—	(712)	—	—	(712)	—	(712)
Conversion of alignment shares to Class A Common Stock and exercised warrants	—	—	15	—	—	15	—	15
Net income (loss)	—	—	—	—	60,419	60,419	(402)	60,017
As of March 31, 2022	153,648,830	15	406,867	—	(40,937)	365,945	20,361	386,306

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation	83,541	—	2,813	—	—	2,813	—	2,813
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(526)	(526)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,737	1,737
Conversion of alignment shares to Class A Common Stock and exercised warrants	2,011	—	11	—	—	11	—	11
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,296	13,296
Redemption of redeemable noncontrolling interests	—	—	1,374	—	—	1,374	—	1,374
Other comprehensive loss	—	—	—	(762)	—	(762)	—	(762)
Net income (loss)	—	—	—	—	5,617	5,617	(2,633)	2,984
As of March 31, 2023	158,989,953	$16	$474,202	$(762)	$(40,302)	$433,154	$32,699	$465,853
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$3,845	$60,135
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	11,376	6,822
Non-cash lease expense	112	—
Deferred tax expense (benefit)	888	(130)
Amortization of debt discount and financing costs	753	711
Change in fair value of redeemable warrant liability	—	(18,458)
Change in fair value of alignment shares liability	(17,018)	(46,346)
Remeasurement of contingent consideration	50	169
Stock-based compensation	2,813	1,305
Other	138	283
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	1,685	724
Due to related parties	101	—
Derivative assets	1,769	(901)
Other assets	1,206	769
Accounts payable	2,828	(1,197)
Interest payable	1,204	(99)
Contract liability	152	—
Other liabilities	2,323	(288)
Net cash provided by operating activities	14,225	3,499
Cash flows used for investing activities
Capital expenditures	(24,844)	(6,571)
Payments to acquire businesses, net of cash and restricted cash acquired	(288,241)	—
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(6,350)	—
Net cash used for investing activities	(319,435)	(6,571)
Cash flows used for financing activities
Proceeds from issuance of long-term debt	204,687	—
Repayment of long-term debt	(7,724)	(3,411)
Payment of debt issuance costs	(1,976)	(29)
Payment of deferred purchase price payable	(4,531)	—
Payment of equity issuance costs	—	(712)
Contributions from noncontrolling interests	1,737	—
Redemption of redeemable noncontrolling interests	(1,098)	—
Distributions to noncontrolling interests	(1,102)	(568)
Net cash provided by (used for) financing activities	189,993	(4,720)
Net decrease in cash, cash equivalents, and restricted cash	(115,217)	(7,792)
Cash, cash equivalents, and restricted cash, beginning of period	199,398	330,321
Cash, cash equivalents, and restricted cash, end of period	$84,181	$322,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow disclosure
Cash paid for interest	$6,509	$4,935
Non-cash investing and financing activities
Asset retirement obligations	$3,847	$—
Debt assumed through acquisitions	8,100	—
Noncontrolling interest assumed through acquisitions	13,296	—
Redeemable noncontrolling interest assumed through acquisitions	8,100	—
Acquisitions of property and equipment included in construction payable	10,872	—
Acquisitions of property, plant and equipment included in other current liabilities	—	1,066
Conversion of alignment shares into common stock	11
Deferred purchase price payable	7,069	—

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1.General
Company Overview
Altus Power, Inc., a Delaware corporation (the “Company” or "Altus Power"), headquartered in Stamford, Connecticut, develops, owns, constructs and operates large-scale roof, ground and carport-based photovoltaic solar energy generation and storage systems, for the purpose of producing and selling electricity to credit worthy counterparties, including commercial and industrial, public sector and community solar customers, under long-term contracts. The Solar energy facilities are owned by the Company in project specific limited liability companies (the “Solar Facility Subsidiaries”).
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 filed with the Company’s 2022 annual report on Form 10-K on March 30, 2023, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2023, and the results of operations and cash flows for the three months ended March 31, 2023, and 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year financial statement presentation. Such reclassifications have no impact on previously reported net income, stockholders' equity, or cash flows. For the year ended December 31, 2022, $2.6 million was reclassified from other current liabilities to contract liability, current on the condensed consolidated balance sheet. This change had no impact on total current liabilities reported in the consolidated balance sheet. Further, for the three months ended March 31, 2022, $0.9 million was reclassified from unrealized gain on interest rate swaps in the adjustments to reconcile net income to net cash from operating activities section of the condensed consolidated statements of cash flows to derivative assets in the changes in assets, and liabilities, excluding the effect of acquisitions section of the condensed consolidated cash flows. This change had no impact on cash provided by operating activities in the consolidated statement of cash flows.

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
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the co-chief executive officers. Based on the financial information presented to and reviewed by the chief operating decision makers in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment, which includes revenue under power purchase agreements, revenue from net metering credit agreements, solar renewable energy credit revenue, rental income, performance based incentives and other revenue. The Company’s principal operations, revenue and decision-making functions are located in the United States.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents includes all cash balances on deposit with financial institutions and readily marketable securities with original maturity dates of three months or less at the time of acquisition and are denominated in U.S. dollars. Pursuant to the budgeting process, the Company maintains certain cash and cash equivalents on hand for possible equipment replacement related costs.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$69,450	$193,016
Current portion of restricted cash	3,376	2,404
Restricted cash, noncurrent portion	11,355	3,978
Total	$84,181	$199,398
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had one customer that individually accounted for 15.6% of total accounts receivable as of March 31, 2023, and one customer that individually accounted for 15.0% of total revenue for the three months ended March 31, 2023.
The Company had one customer that individually accounted for 28.0% of total accounts receivable as of December 31, 2022, and one customer that individually accounted for 11.7% of total revenue for the three months ended March 31, 2022.

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
Recent Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has since released various amendments including ASU No. 2019-04. The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, and was adopted by the Company on January 1, 2023. The Company applied the provisions of ASU 2021-08 to account for the True Green II Acquisition (defined in Note 5, "Acquisitions"), and recognized $3.5 million of contract liability assumed through the business combination.
3.Revenue and Accounts Receivable
Disaggregation of Revenue
The following table presents the detail of revenues as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Power sales under PPAs	$8,986	$4,182
Power sales under NMCAs	6,836	3,910
Power sales on wholesale markets	356	573
Total revenue from power sales	16,178	8,665
Solar renewable energy credit revenue	10,067	9,531
Rental income	626	644
Performance based incentives	2,098	359
Revenue recognized on contract liabilities	409	—
Total	$29,378	$19,199

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
Power sales under PPAs	$4,127	$4,092
Power sales under NMCAs	6,088	3,183
Power sales on wholesale markets	143	223
Total power sales	10,358	7,498
Solar renewable energy credits	4,988	5,387
Rental income	582	429
Performance based incentives	188	129
Total	$16,116	$13,443
Payment is typically received within 30 days for invoiced revenue as part of power purchase agreements (“PPAs”) and net metering credit agreements (“NMCAs”). Receipt of payment relative to invoice date varies by customer for renewable energy credits ("SRECs"). As of both March 31, 2023, and December 31, 2022, the Company determined that the allowance for uncollectible accounts is $0.4 million.
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037. As of March 31, 2023, the Company had current and non-current contract liabilities of $4.2 million and $7.0 million, respectively. As of December 31, 2022, the Company had current and non-current contract liabilities of $2.6 million and $5.4 million, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
4.Variable Interest Entities
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, therefore, has consolidated the VIEs as of March 31, 2023, and December 31, 2022. No VIEs were deconsolidated during the three months ended March 31, 2023 and 2022.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the three months ended March 31, 2023 and 2022, as determined in the respective operating agreement.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of March 31, 2023	As of December 31, 2022
Current assets	$24,394	$16,434
Non-current assets	773,689	445,583
Total assets	$798,083	$462,017
Current liabilities	$8,640	$5,731
Non-current liabilities	118,736	73,438
Total liabilities	$127,376	$79,169
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the three months ended March 31, 2023 and 2022, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During each of the three months ended March 31, 2023 and the year ended December 31, 2022, the Company consolidated thirty-five and twenty-six VIEs, respectively. No VIEs were deemed significant as of March 31, 2023 and December 31, 2022.
As discussed in Note 5, on January 11, 2023, the Company completed the Stellar MA Acquisition through obtaining a controlling financial interest in a VIE which owns and operates a single 2.7 MW solar generating facility. The Company acquired a controlling financial interest by entering into an asset management agreement which provides the Company with the power to direct the operating activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Concurrent with the asset management agreement, the Company entered into a Membership Interest Purchase Agreement ("MIPA") to acquire all of the outstanding equity interests in the VIE on May 30, 2023 (the "Closing Date"). The entire purchase price of $3.8 million was paid on January 11, 2023 and the equity interests in the entity will transfer to the Company on the Closing Date. As a result of this acquisition, the Company recognized property, plant and equipment of $3.9 million, $0.7 million of operating lease asset, $0.7 million of operating lease liability, and asset retirement obligations of $0.1 million in the unaudited condensed consolidated balance sheet.
As discussed in Note 5, on February 15, 2023 the Company completed the True Green II Acquisition through its purchase of all outstanding membership interests in APAF III Operating, LLC from True Green Capital Fund III, L.P. Through the True Green II Acquisition, the Company acquired eleven VIEs that consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of these VIEs because as the manager, it has the power to direct the day-to-day operating activities of the entity, and is exposed to economics that could potentially be significant to the entities through its ownership interests. As of March 31, 2023 the VIEs acquired through the True Green II Acquisition comprised of $10.7 million of current assets, $336.6 million of non-current assets, $4.5 million of current liabilities, and $46.0 million of non-current liabilities.

5.Acquisitions
2023 Acquisitions
Stellar MA Acquisition
On January 11, 2023, the Company acquired a 2.7 MW solar energy facility located in Massachusetts (the "Stellar MA Acquisition") from a third party for a total purchase price of $3.8 million. The acquisition was accounted for as an acquisition of a variable interest entity that does not constitute a business, refer to Note 4, "Variable Interest Entities." The Company acquired

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
$3.9 million of property, plant and equipment, and $0.7 million of operating lease asset, and assumed $0.1 million of asset retirement obligations and $0.7 million of operating lease liability, noncurrent.
True Green II Acquisition
On February 15, 2023, APA Finance III, LLC ("APAF III"), a wholly-owned subsidiary of the Company, acquired a 220 MW portfolio of 55 operating and 3 in development solar energy facilities located across eight US states (the “True Green II Acquisition”). The portfolio was acquired from True Green Capital Fund III, L.P. (“True Green”) for total consideration of approximately $299.9 million. The purchase price and associated transaction costs were funded by the proceeds from the APAF III Term Loan (as defined in Note 6, "Debt") and cash on hand. The True Green II Acquisition was made pursuant to the purchase and sale agreement (the "PSA") dated December 23, 2022, and entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the PSA, the Company acquired 100% ownership interest in APAF III Operating, LLC, a holding entity that owns the acquired solar energy facilities.
The Company accounted for the True Green II Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on February 15, 2023, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.
The assets acquired and liabilities assumed are recognized provisionally on the condensed consolidated balance sheet at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired tangible and intangible assets. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than February 15, 2024.
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on February 15, 2023:

Assets
Accounts receivable	$4,358
Property, plant and equipment	334,958
Intangible assets	850
Operating lease asset	32,053
Other assets	1,739
Total assets acquired	373,958

Liabilities
Long-term debt(1)	8,100
Intangible liabilities	4,100
Asset retirement obligation	3,795
Operating lease liability	37,723
Contract liability(2)	3,534
Total liabilities assumed	57,252
Redeemable non-controlling interests	8,100
Non-controlling interests	13,296
Total fair value of consideration transferred, net of cash acquired	$295,310

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The fair value of consideration transferred, net of cash acquired, as of February 15, 2023, is determined as follows:

Cash consideration paid to True Green on closing	$212,850
Cash consideration paid to settle debt and interest rate swaps on behalf of True Green	76,046
Cash consideration in escrow accounts(3)	3,898
Purchase price payable(4)	7,069
Total fair value of consideration transferred	299,863
Restricted cash acquired	4,553
Total fair value of consideration transferred, net of cash acquired	$295,310
(1) Acquired long-term debt relates to financing obligations recognized in failed sale leaseback transactions. Refer to Note 6, "Debt" for further information.
(2) Acquired contract liabilities relate to long-term agreements to sell renewable energy credits that were fully prepaid by the customer prior to the acquisition date. The Company will recognize revenue associated with the contract liabilities as renewable energy credits are delivered to the customer through 2036.
(3) Represents the portion of the consideration transferred that is held in escrow accounts as security for general indemnification claims.
(4) Purchase price payable represents the portion of the total hold back amount that was earned by True Green as of February 15, 2023, based on the completion of construction milestones related to assets in development.
The Company incurred approximately $1.5 million in acquisition related costs related to the True Green III Acquisition, which are recorded as part of Acquisition and entity formation costs in the condensed consolidated statement of operations for the three months ended March 31, 2023.
The impact of the True Green III Acquisition on the Company's revenue and net income in the condensed consolidated statement of operations was an increase of $5.4 million and $3.6 million, respectively, for the three months ended March 31, 2023.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power and RECs. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	800	19 years
Favorable rate revenue contracts – REC	50	16 years
Unfavorable rate revenue contracts – PPA	(800)	17 years
Unfavorable rate revenue contracts – REC	(3,300)	3 years

Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the True Green II Acquisition as if it had occurred on January 1, 2022. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the True Green II Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the three months ended March 31, 2023 (unaudited)	For the three months ended March 31, 2022 (unaudited)
Operating revenues	$32,848	$29,472
Net income	6,429	62,568

2022 Acquisitions
Acquisition of DESRI II & DESRI V
On November 11, 2022, APA Finance II, LLC, a wholly-owned subsidiary of the Company, acquired a 88 MW portfolio of nineteen solar energy facilities operating across eight US states. The portfolio was acquired from D.E. Shaw Renewables Investments L.L.C. ("DESRI") for total consideration of $100.8 million ("DESRI Acquisition"). The DESRI Acquisition was made pursuant to membership interest purchase agreements (the "MIPAs") dated September 26, 2022, and entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the MIPAs, the Company acquired 100% ownership interest in holding entities that own the acquired solar energy facilities. The Company accounted for the DESRI Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on November 11, 2022, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.
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
(2) Purchase price outstanding as of December 31, 2022 is payable in three installments in two, twelve and eighteen months following the acquisition date, subject to the accuracy of general representations and warranty provisions included in MIPAs. During the three months ended March 31, 2023, the Company paid DESRI $5.0 million of the outstanding purchase price payable net of $0.5 million working capital adjustment.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$29,479	8 years
Unfavorable rate revenue contracts – PPA	(771)	12 years

6. Debt

	As of March 31, 2023	As of December 31, 2022	Interest Type	Weighted average interest rate
Long-term debt
APAF Term Loan	$484,037	$487,179	Fixed	3.51%
APAF II Term Loan	121,745	125,668	Floating	SOFR + 1.475%
APAF III Term Loan	193,000	—	Fixed	5.62%
APAG Revolver	20,000	—	Floating	SOFR + 2.60%
Other term loans	28,384	28,483	Fixed and floating	5.18%
Financing obligations recognized in failed sale leaseback transactions	44,344	36,724	Imputed	3.98%
Total principal due for long-term debt	891,510	678,054
Unamortized discounts and premiums	(8,207)	(2,088)
Unamortized deferred financing costs	(15,025)	(11,404)
Less: Current portion of long-term debt	32,549	29,959
Long-term debt, less current portion	$835,729	$634,603
APAF Term Loan
On August 25, 2021, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $503.0 million term loan facility with Blackstone Insurance Solutions ("BIS") through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the “APAF Term Loan”). The APAF Term Loan has a weighted average 3.51% annual fixed rate and matures on February 29, 2056 (“Final Maturity Date”).
The APAF Term Loan amortizes at an initial rate of 2.5% of outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date. The APAF Term Loan is secured by membership interests in the Company's subsidiaries.
As of March 31, 2023, the outstanding principal balance of the APAF Term Loan was $484.0 million less unamortized debt discount and loan issuance costs totaling $7.4 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.
As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF Term Loan.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on SOFR plus a spread of 1.475%. Simultaneously with entering into the APAF II Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 7, "Fair Value Measurements," for further details).
As of March 31, 2023, the outstanding principal balance of the APAF II Term Loan was $121.7 million, less unamortized debt issuance costs of $2.6 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF II Term Loan.
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
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The term loan has an anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses, and expects to borrow the remaining $10.6 million upon the completion of certain development assets of the True Green II Acquisition when they are placed in service.
As of March 31, 2023, the outstanding principal balance of the APAF III Term Loan was $193.0 million, less unamortized debt issuance costs and discount of $10.2 million. As of March 31, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of March 31, 2023, and December 31, 2022, outstanding under the APAG Revolver were $20.0 million and zero, respectively. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAG Revolver.
Other Term Loans - Construction to Term Loan Facility
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction Loan to Term Loan Facility”). The Construction Loan to Term Loan Facility included a construction loan commitment of $187.5 million, which expired on January 10, 2023.
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. As of March 31, 2023, the outstanding principal balances of the construction loan and term loan were zero and $15.8 million, respectively. As of December 31, 2022, the outstanding principal balances of the construction loan and term loan were zero and $15.9 million, respectively. As of March 31, 2023, and December 31, 2022, the Company had an unused borrowing capacity of zero and $171.6 million, respectively. Outstanding amounts under the Construction to Term Loan Facility are secured by a first priority security interest in all of the property owned by APACF and each of its project companies. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Construction to Term Loan Facility.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Other Term Loans - Project-Level Term Loan
In conjunction with an acquisition of assets on August 29, 2022, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of March 31, 2023, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.1 million. As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Project-Level Term Loan.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. The table below shows the total letters of credit outstanding and unused capacities under our letter of credit facilities as of March 31, 2023, and December 31, 2022 (in millions):

	As of March 31, 2023		As of December 31, 2022
	Letters of Credit Outstanding	Unused Capacity	Letters of Credit Outstanding	Unused Capacity
Deutsche Bank	$0.7	$11.8	$0.7	$11.8
Fifth Third Bank	12.1	—	12.1	—
CIT Bank, N.A.	0.5	—	0.6	—
KeyBank and Huntington	0.2	15.6	—	15.6
Citibank, N.A.	5.5	69.5	—	75.0
Total	$19.0	$96.9	$13.4	$102.4

Additionally, as of March 31, 2023, and December 31, 2022, the Company had outstanding surety bonds of $4.4 million and $2.0 million, respectively.
To the extent liabilities are incurred as a result of the activities covered by the letters of credit or surety bonds, such liabilities are included on the accompanying condensed consolidated balance sheets. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company’s borrowing facility capacity.
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
As of March 31, 2023, the Company's recorded financing obligations were $43.3 million, net of $1.0 million of deferred transaction costs. As of December 31, 2022, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs. Payments of $0.2 million were made under financing obligations for the three months ended March 31, 2023 and 2022. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended March 31, 2023 and 2022, was $0.4 million.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
During the three months ended March 31, 2023, the Company paid $0.5 million to extinguish financing obligations of $0.6 million, resulting in a gain on extinguishment of debt of $0.1 million.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2023	$2,795
2024	3,021
2025	3,023
2026	2,995
2027	2,986
Thereafter	17,111
Total	$31,931
The difference between the outstanding sale-leaseback financing obligation of $44.3 million and $31.9 million of contractual payments due, including residual value guarantees, is due to $13.2 million of investment tax credits claimed by the counterparty, less $2.2 million of the implied interest on financing obligation included in minimum lease payments. The remaining difference is due to $2.3 million of interest accrued and a $0.4 million difference between the required contractual payments and the fair value of financing obligations acquired.
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
The following table provides the financial instruments measured at fair value on a recurring basis:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets:
Interest rate swaps	$—	$2,184	$—	$2,184
Total assets at fair value	—	2,184	—	2,184

Liabilities
Other current liabilities
Interest rate swaps	—	922	—	922
Forward starting interest rate swap	—	1,042	—	1,042
Alignment shares liability	—	—	49,116	49,116
Other long-term liabilities:
Contingent consideration liability	—	—	2,925	2,925
Total liabilities at fair value	—	1,964	52,041	54,005

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$101,842	$—	$—	$101,842
Derivative assets:
Interest rate swaps	—	3,953	—	3,953
Total assets at fair value	101,842	3,953	—	105,795

Liabilities
Alignment shares liability	—	—	66,145	66,145
Other long-term liabilities:
Contingent consideration liability	—	—	2,875	2,875
Total liabilities at fair value	—	—	69,020	69,020
Alignment Shares Liability
As of March 31, 2023, the Company had 1,006,250 alignment shares outstanding, all of which are held by CBRE Acquisition Sponsor, LLC (the "Sponsor"), certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The alignment shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2022 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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

The Company estimates the fair value of outstanding alignment shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 69% and risk-free interest rate of 3.60% are not observable inputs, the overall fair value measurement of alignment shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of alignment shares.

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Shares	$	Shares	$
Beginning balance	1,207,500	$66,145	1,408,750	$127,474
Alignment shares converted	(201,250)	(11)	(201,250)	(15)
Fair value remeasurement	—	(17,018)	—	(46,346)
Ending balance	1,006,250	$49,116	1,207,500	$81,113

Interest Rate Swaps
The Company holds interest rate swaps that are considered derivative instruments, and are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of March 31, 2023 and December 31, 2022, the notional amounts were $137.5 million and $141.6 million, respectively. The change in fair value of interest rate swaps resulted in a loss of $2.7 million, which was recorded as interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2023. The change in fair value of interest rate swaps for three months ended March 31, 2022 was not material.

Forward Starting Interest Rate Swap
The Company entered into a forward starting interest rate swap on January 31, 2023, with an effective date of January 31, 2025 and a termination date of January 31, 2035. This transaction had a notional amount of $250.0 million, was designated as a cash flow hedge of the Company's forecasted fixed-rate or floating-rate debt issuances and was determined to be fully effective during the three months ended March 31, 2023. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. We expect the hedge to remain fully effective during the remaining term of the swap. The change in fair value of the forward starting interest rate swap resulted in a loss of $0.8 million, net of tax, which was recorded in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2023.
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
Liability for the contingent consideration associated with production volumes expired on June 30, 2022. Liability for the contingent consideration associated with power rates is included in other long-term liabilities in the condensed consolidated

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
balance sheets at the estimated fair value of $2.9 million as of March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of $0.1 million within operating income in the condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded $0.2 million and $0.5 million loss on fair value remeasurement of contingent consideration associated with power rates and production volumes, respectively, in the condensed consolidated statements of operations. Loss was recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
There were no other contingent consideration liabilities recorded during the three months ended March 31, 2023. Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the condensed consolidated statements of operations for the three months ended March 31, 2022.
Redeemable Warrant Liability
As part of the Merger with CBAH in December 2021, the Company assumed the Redeemable Warrant Liability of $47.6 million. On October 17, 2022, the Company redeemed all outstanding Redeemable Warrants. Prior to the redemption, Redeemable Warrants were recorded as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. There were no Redeemable Warrants outstanding during the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recorded $18.5 million gain from fair value remeasurement in the condensed consolidated statements of operations.
8.Equity
As of March 31, 2023, the Company had authorized and issued 988,591,250 and 158,989,953 of Class A common stock, respectively. As of December 31, 2022, the Company had authorized and issued 988,591,250 and 158,904,401 Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, no common stock dividends have been declared.
As of March 31, 2023, and December 31, 2022, the Company had 1,006,250 and 1,207,500 authorized and issued shares of Class B common stock, respectively, also referred to as the alignment shares. Refer to Note 7, "Fair Value Measurements," for further details.
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the three months ended March 31,
	2023	2022
Redeemable noncontrolling interest, beginning balance	$18,133	$15,527
Cash distributions	(576)	(238)
Redemption of redeemable noncontrolling interests	(2,175)	—
Assumed noncontrolling interest through business combination	8,100	—
Net income attributable to redeemable noncontrolling interest	861	118
Redeemable noncontrolling interest, ending balance	$24,343	$15,407

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
10.Leases
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
The following table presents the components of operating lease cost for the three months ended March 31, 2023, and 2022:

	For the three months ended March 31,
	2023	2022
Operating lease expense	$2,391	$1,636
Variable lease expense	357	128
Total lease expense	$2,748	$1,764

The following table presents supplemental information related to our operating leases:

	For the three months ended March 31,
	2023	2022
Operating cash flows from operating leases	$2,238	$1,245
Operating lease assets obtained in exchange for new operating lease liabilities	$32,722	$—
Weighted-average remaining lease term, years	22.0 years	18.5 years
Weighted average discount rate	5.15%	4.07%

Maturities of operating lease liabilities as of March 31, 2023, are as follows:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2023	$7,754
2024	10,678
2025	10,680
2026	10,773
2027	10,834
Thereafter	183,670
Total	$234,389
Less: Present value discount	(101,076)
Lease liability	$133,313
11.Commitments and Contingencies
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of March 31, 2023, and December 31, 2022, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of March 31, 2023, and December 31, 2022, the Company had approximately $11.0 million and $29.5 million, respectively, of outstanding non-cancellable commitments to purchase solar modules, which are all expected to be completed during the year ended December 31, 2023.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

12.Related Party Transactions
There was $0.2 million and $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of March 31, 2023, and December 31, 2022, respectively. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Subsidiaries as Lender
The Company incurs interest expense on the APAF Term Loan and the APAF III Term Loan. During the three months ended March 31, 2023 and 2022, the total related party interest expense associated with the APAF Term Loan and APAF III Term Loan was $5.6 million and $4.4 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. As of March 31, 2023, and December 31, 2022, interest payable of $5.6 million and $4.4 million, respectively, due under the APAF Term Loan and APAF III Term Loan was recorded as interest payable on the accompanying condensed consolidated balance sheets.
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
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the three months ended March 31, 2023, the Company did not incur any costs associated with the Commercial Collaboration Agreement. As of December 31, 2022, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the three months ended March 31, 2023, the Company incurred $0.1 million for development services provided under the MSA which were accrued for as of March 31, 2023. As of December 31, 2022, there was $0.1 million due to CBRE for development services provided under the MSA.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

13.Earnings per Share
The calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 was as follows (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2023	2022
Net income attributable to Altus Power, Inc.	5,617	60,419
Income attributable to participating securities(1)	(36)	(558)
Net income attributable to common stockholders - basic and diluted	5,581	59,861
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	158,621,674	152,662,512
Dilutive restricted stock	258,789	690,875
Dilutive RSUs	2,120,928	231,140
Dilutive conversion of alignment shares	2,011	2,011
Weighted average shares of common stock outstanding - diluted	161,003,402	153,586,538
Net income attributable to common stockholders per share - basic	$0.04	$0.39
Net income attributable to common stockholders per share - diluted	$0.03	$0.39

(1) Represents the income attributable to 1,006,250 and 1,207,500 Alignment Shares outstanding as of March 31, 2023 and 2022, respectively.
(2) For the three months ended March 31, 2023 and 2022, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 and 714,750 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, including shares that were subject to vesting conditions.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
14.Stock-Based Compensation
The Company recognized $2.9 million and $1.3 million of stock-based compensation expense for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, and December 31, 2022, the Company had $46.8 million and $33.2 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately three years.
Legacy Incentive Plans
Prior to the Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of March 31, 2023, and December 31, 2022, 271,259 and 542,511 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
During the three months ended March 31, 2023, the Company granted under the Incentive Plan an additional 2,751,486 RSUs that are subject to time-based vesting as described above, with a weighted average grant date fair value per share of $5.42, and 259,662 RSUs are subject to performance-based vesting ("PSUs"), each of which represents the right to receive one share of the Company's Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF (“TAN”), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The PSUs have a grant date fair value per share of $6.66.
As of March 31, 2023, and December 31, 2022, there were 30,992,545 and 23,047,325 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors.
For the three months ended March 31, 2023 and 2022, the Company granted 3,011,148 and 7,903,789 RSUs, respectively, and recognized $2.9 million and $1.3 million, respectively, of stock-based compensation expense in relation to the Incentive Plan. For the three months ended March 31, 2023 and 2022, 5,700 and zero RSUs were forfeited.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of March 31, 2023, and December 31, 2022, there were 4,662,020 and 3,072,976 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the three months ended March 31, 2023, and 2022.
15.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended March 31, 2023, and 2022, the Company had income tax expense of $0.9 million and income tax benefit of $0.1 million, respectively. For the three months ended March 31, 2023, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for alignment shares, as well as state and local income taxes. For the three months ended March 31, 2022, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for warrant liabilities and alignment shares, as well as state and local income taxes.
16.Subsequent Events
The Company has evaluated subsequent events from March 31, 2023, through May 15, 2023, which is the date the unaudited condensed consolidated financial statements were available to be issued. There are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.
******

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus Power” or the “Company”) has been prepared by Altus Power’s management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2022 Annual Report on Form 10-K. Any references in this section to “we,” “our” or “us” shall mean Altus Power. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023 (the “2022 Annual Report on Form 10-K”). These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Altus Power’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to: (1) the risk that pending acquisitions may not close in the anticipated timeframe or at all due to a closing condition not being met; (2) failure to obtain required consents or regulatory approvals in a timely manner or otherwise; (3) the ability of Altus Power to successfully integrate the acquisition of solar assets into its business and generate profit from their operations; (4) the ability of Altus Power to retain customers and maintain and expand relationships with business partners, suppliers and customers; (5) the risk of litigation and/or regulatory actions related to the proposed acquisition of solar assets; and (6) the possibility that Altus Power may be adversely affected by other economic, business, regulatory, credit risk and/or competitive factors.
Overview
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic ("PV") and energy storage systems, serving commercial and industrial, public sector and community solar customers. Our mission is to create a clean electrification ecosystem and drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance ("ESG") targets. In order to achieve our mission, we develop, own and operate a network of solar generation and energy storage facilities. We believe we have the in-house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group ("Blackstone"), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. ("CBRE"), which provides direct access to its portfolio of owned and managed commercial and industrial (“C&I”) properties.

We own systems across the United States from Hawaii to Vermont. Our portfolio consists of 678 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 20,000 residential customers which are serviced by over 160 megawatts of community solar projects currently in operation. We have agreements to install over 70 additional megawatts of community solar projects, all of which are in advanced stages of development. Our community solar projects are currently servicing customers in 5 states with projects in two additional states currently under construction. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and operate in 24 states, providing clean electricity to our customers equal to the electricity consumption of almost 70,000 homes, displacing 359,000 tons of CO2 emissions per annum.

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

Key Factors Affecting Our Performance
Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” in our 2022 Annual Report on Form 10-K for further discussion of risks affecting our business. We believe the factors discussed below are key to our success:
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of March 31, 2023, these variable rate contracts make up approximately 58% of our current installed portfolio. During the three months ended March 31, 2023, overall utility rates have been increasing in states where we have projects under variable rate contracts. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
•Flexible Financing Solutions: We have a market-leading cost of capital in two investment-grade rated scalable credit facilities from Blackstone, which enables us to be competitive bidders in asset acquisition and development. In addition to our Blackstone term loans, we also have financing available through a revolving credit facility which has $200 million of committed capacity with 5-year maturity and interest of SOFR plus spread between 160 - 260 bps on drawn balances.
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
Financing Availability
Our future growth depends in significant part on our ability to raise capital from third-party investors and lenders on competitive terms to help finance the origination of our solar energy systems. We have historically used a variety of structures including tax equity financing, construction loan financing, and term loan financing to help fund our operations. From September 4, 2013, the inception of Legacy Altus, to March 31, 2023, we have raised over $100 million of tax equity financing, $80 million in construction loan financing and $1 billion of term loan financing. Our ability to raise capital from third-party investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, interest rate levels, and lenders' concerns about our industry or business.
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

Projects originated by our channel partners which we then develop, engineer and construct benefit from a shorter time from agreed terms to revenues, typically 6 to 9 months based on our historical experience. Projects that we are originating ourselves and self-developing, such as those with a lead from CBRE or Blackstone, would historically take 12 to 15 months from agreed terms to bring to commercial operation. Given the supply chain challenges and permitting and interconnection delays described above, as of March 31, 2023, these historical timelines are currently pushed out by approximately 3 to 6 months.
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
Pipeline
As of March 31, 2023, our pipeline of opportunities totaled over one gigawatt and is comprised of approximately 50% potential operating acquisitions and 50% projects under development. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter.
As of March 31, 2023, with respect to the half of our pipeline made up of development projects, approximately 25% of these projects are currently in construction or pre-construction, 40% of these projects are still in the contracting or due diligence phase, and the final 35% represent projects from our client engagements which are progressing toward an agreement in principle.
As of March 31, 2023, with respect to the half of our pipeline made up of potential operating acquisitions, approximately 78% of these projects are currently in the initial engagement phase, 19% of these projects are in negotiation, and the final 3% of these projects are in the closing phase.
Macroeconomic Environment
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic.
Our business operations have continued to function effectively during the pandemic. We considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were material impacts on our results of operations for the three months ended March 31, 2023 and 2022, as supply chain issues and logistical delays have materially impacted the timing of our construction schedules and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows
Throughout the COVID-19 pandemic, we have seen some impacts to our supply chain affecting the timing of delivery of certain equipment, including, but not limited to, solar modules, inverters, racking systems, and transformers. Although we have largely been able to ultimately procure the equipment needed to service and install solar energy systems, we have experienced delays in such procurement. We have established a geographically diverse group of suppliers, which is intended to ensure that our customers have access to affordable and effective solar energy and storage options despite potential trade, geopolitical or event-driven risks. We do anticipate continuing impacts to our ability to source parts for our solar energy systems or energy storage systems, which we are endeavoring to mitigate via advanced planning and ordering from our diverse network of suppliers. However, if supply chains become even further disrupted due to additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become more adversely impacted.
Moreover, the Russia invasion of Ukraine may further exacerbate some of the supply chain issues.
We cannot predict the full impact the COVID-19 pandemic, the Russia invasion of Ukraine, or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” elsewhere in our 2022 Annual Report on Form 10-K.
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

	As of March 31, 2023	As of March 31, 2022	Change
Megawatts installed	678	362	316
Cumulative megawatts installed increased from 362 MW as of March 31, 2022, to 678 MW as of March 31, 2023 primarily related to acquisitions.

	As of March 31, 2023	As of December 31, 2022	Change
Megawatts installed	678	470	208
Cumulative megawatts installed increased from 470 MW as December 31, 2022, to 678 MW as of March 31, 2023 primarily related to acquisitions.

The following table provides an overview of megawatts installed by state as of March 31, 2023:

State	Megawatts installed	Share, percentage
New York	137	20.2%
New Jersey	119	17.6%
Massachusetts	116	17.1%
California	112	16.5%
Minnesota	57	8.4%
Hawaii	29	4.3%
Nevada	21	3.1%
Maryland	12	1.8%
Connecticut	10	1.5%
All other	65	9.5%
Total	678	100.0%

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	As of March 31, 2023	As of March 31, 2022	Change
Megawatt hours generated	137,000	86,000	51,000

Megawatt hours generated increased from 86,000 MWh for the three months ended March 31, 2022, to 137,000 MWh for the three months ended March 31, 2023 as a result of an increase in our solar assets.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reconciliation of Net income to Adjusted EBITDA:
Net income	$3,845	$60,135
Income tax expense (benefit)	888	(123)
Interest expense, net	12,446	4,938
Depreciation, amortization and accretion expense	11,376	6,822
Stock-based compensation expense	2,872	1,305
Acquisition and entity formation costs	1,491	294
Loss on fair value of contingent consideration	50	169
Change in fair value of redeemable warrant liability	—	(18,458)
Change in fair value of Alignment Shares liability	(17,018)	(46,346)
Other expense, net	90	15
Adjusted EBITDA	$16,040	$8,751

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$16,040	$8,751
Operating revenues, net	29,378	19,199
Adjusted EBITDA margin	55%	46%
Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of March 31, 2023, PPAs have a weighted-average remaining life of 13 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of March 31, 2023, NMCAs have a weighted-average remaining life of 18 years.

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
Cost of Operations (Exclusive of Depreciation and Amortization). Cost of operations primarily consists of operations and maintenance expense, site lease expense, insurance premiums, property taxes and other miscellaneous costs associated with the operations of solar energy facilities. Altus Power expects its cost of operations to continue to grow in conjunction with its business growth. These costs as a percentage of revenue will decrease over time, offsetting efficiencies and economies of scale with inflationary increases of certain costs.
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
Altus Power expects increased general and administrative expenses as it continues to grow its business but to decrease over time as a percentage of revenue. Altus Power also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. Further, Altus Power expects to incur higher expenses for investor relations, accounting advisory, directors' and officers’ insurance, and other professional services.
Depreciation, Amortization and Accretion Expense. Depreciation expense represents depreciation on solar energy systems that have been placed in service. Depreciation expense is computed using the straight-line composite method over the estimated useful lives of assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the remaining term of the lease. Amortization includes third party costs necessary to acquire PPA and NMCA customers and favorable and unfavorable rate revenues contracts. Third party costs necessary to acquire PPAs and NMCA customers are amortized using the straight-line method ratably over 15-25 years based upon the term of the customer contract. Estimated fair value allocated to the favorable and unfavorable rate PPAs and REC agreements are amortized using the straight-line method over the remaining non-cancelable terms of the respective agreements. Accretion expense includes over time increase of asset retirement obligations associated with solar energy facilities.
Acquisition and Entity Formation Costs. Acquisition and entity formation costs represent costs incurred to acquire businesses and form new legal entities. Such costs primarily consist of professional fees for banking, legal, accounting and appraisal services.

Fair Value Remeasurement of Contingent Consideration. In connection with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements,” to our audited consolidated annual financial statements included in our Annual Report on Form 10-K), contingent consideration of up to $3.1 million may be payable upon achieving certain market power rates and $7.4 million upon achieving certain power volumes generated by the acquired solar energy facilities. Liability for the contingent consideration associated with production volumes expired on June 30, 2022 and the Company remeasured its fair value to zero. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business.
Stock-Based Compensation. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). Redeemable Warrant Liability was remeasured as of March 31, 2022, and the resulting gain was included in the condensed consolidated statements of operations. In October 2022, the Company redeemed all outstanding Redeemable Warrants.
Change in Fair Value of Alignment Shares Liability. Alignment shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of March 31, 2023, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other Expense (Income), Net. Other income and expenses primarily represent state grants and other miscellaneous items.
Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Income Tax (Expense) Benefit. We account for income taxes under ASC 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a partial valuation allowance on our deferred state tax assets because we believe it is more likely than not that a portion of our deferred state tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a annual basis.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation at Book Value.

Results of Operations – Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 (Unaudited)

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Operating revenues, net	$29,378	$19,199	$10,179	53.0%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	5,976	4,064	1,912	47.0%
General and administrative	7,362	6,384	978	15.3%
Depreciation, amortization and accretion expense	11,376	6,822	4,554	66.8%
Acquisition and entity formation costs	1,491	294	1,197	407.1%
Loss on fair value remeasurement of contingent consideration	50	169	(119)	(70.4)%
Stock-based compensation	2,872	1,305	1,567	120.1%
Total operating expenses	$29,127	$19,038	$10,089	53.0%
Operating income	251	161	90	55.9%
Other (income) expense
Change in fair value of redeemable warrant liability	—	(18,458)	18,458	100.0%
Change in fair value of alignment shares liability	(17,018)	(46,346)	29,328	(63.3)%
Other expense, net	90	15	75	500.0%
Interest expense, net	12,446	4,938	7,508	152.0%
Total other income	$(4,482)	$(59,851)	$55,369	(92.5)%
Income before income tax (expense) benefit	$4,733	$60,012	$(55,279)	(92.1)%
Income tax (expense) benefit	(888)	123	(1,011)	*
Net income	$3,845	$60,135	$(56,290)	(93.6)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,772)	(284)	(1,488)	*
Net income attributable to Altus Power, Inc.	$5,617	$60,419	$(54,802)	(90.7)%
Net income per share attributable to common stockholders
Basic	$0.04	$0.39	$(0.35)	(91.0)%
Diluted	$0.03	$0.39	$(0.36)	(91.1)%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	158,621,674	152,662,512	5,959,162	3.9%
Diluted	161,003,402	153,586,538	7,416,864	4.8%

* Percentage is not meaningful

Operating Revenues, Net

	Three Months Ended March 31,		Change
	2023	2022	Change	%
	(in thousands)
Power sales under PPAs	$8,986	$4,182	$4,804	114.9%
Power sales under NMCAs	6,836	3,910	2,926	74.8%
Power sales on wholesale markets	356	573	(217)	(37.9)%
Total revenue from power sales	16,178	8,665	7,513	86.7%
Solar renewable energy credit revenue	10,067	9,531	536	5.6%
Rental income	626	644	(18)	(2.8)%
Performance based incentives	2,098	359	1,739	484.4%
Revenue recognized on contract liabilities	$409	$—	$409	100.0%
Total	$29,378	$19,199	$10,179	53.0%
Operating revenues, net increased by $10.2 million, or 53.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to March 31, 2022.
Cost of Operations

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$5,976	$4,064	$1,912	47.0%
Cost of operations increased by $1.9 million, or 47.0%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to March 31, 2022.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$7,362	$6,384	$978	15.3%
General and administrative expense increased by $1.0 million, or 15.3%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, Amortization and Accretion Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$11,376	$6,822	$4,554	66.8%

Depreciation, amortization and accretion expense increased by $4.6 million, or 66.8%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the increased number of solar energy facilities as a result of acquisitions and facilities placed in service subsequent to March 31, 2022.
Acquisition and Entity Formation Costs

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Acquisition and entity formation costs	$1,491	$294	$1,197	407.1%
Acquisition and entity formation costs increased by $1.2 million, or 407.1%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to costs associated with the True Green II Acquisition.
Loss on fair value remeasurement of contingent consideration

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Loss on fair value remeasurement of contingent consideration	$50	$169	$(119)	(70.4)%
Loss on fair value remeasurement of contingent consideration is primarily associated with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements.") Loss on fair value remeasurement was recorded for the three months ended March 31, 2023, due to changes in the values of significant assumptions used in the measurement, including the estimated market power rates.
Stock-based compensation

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Stock-based compensation	$2,872	$1,305	$1,567	120.1%
Stock-based compensation increased by $1.6 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which was adopted on July 12, 2021.
Change in fair value of redeemable warrant liability

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$—	$(18,458)	$18,458	100.0%
In connection with the Merger, the Company assumed a redeemable warrant liability. As discussed in Note 7, "Fair Value Measurements" all outstanding warrants were redeemed on October 17, 2022, thus, no gain or loss on remeasurement of redeemable warrant liability was recognized for the three months ended March 31, 2023.

Change in fair value of alignment shares liability

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of alignment shares liability	$(17,018)	$(46,346)	$29,328	(63.3)%
In connection with the Merger, the Company assumed a liability related to alignment shares, which was remeasured as of March 31, 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of March 31, 2023, compared to December 31, 2022.
Other expense, net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Other expense, net	$90	$15	$75	500.0%
Other expense was approximately $0.1 million during the three months ended March 31, 2023, as compared to other income of approximately zero during the three months ended March 31, 2022, due to miscellaneous other income and expense items during each period.
Interest expense, net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$12,446	$4,938	$7,508	152.0%
Interest expense increased by $7.5 million, or 152.0%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to the increase of outstanding debt held by the Company and unrealized loss on interest rate swaps during the three months ended March 31, 2023.
Income tax (expense) benefit

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Income tax (expense) benefit	$(888)	$123	$(1,011)	*

* Percentage is not meaningful

For the three months ended March 31, 2023, the Company recorded an income tax expense of $0.9 million in relation to pretax income of $4.7 million, which resulted in an effective income tax rate of 18.8%. The effective income tax rate was primarily impacted by $0.9 million of income tax benefit related to fair value adjustments on alignment shares, $0.7 million of income tax expense associated with nondeductible compensation, $0.1 million of income tax benefit from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.2 million of state income tax expense.
Related to the $0.9 million of income tax benefit, the Company has issued alignment shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The alignment shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $0.1 million in relation to a pretax income of $60.0 million, which resulted in an effective income tax rate of negative 0.2%. The effective income tax rate was primarily impacted by $14.7 million of income tax benefit related to fair value adjustments on redeemable warrants and alignment shares, $1.7 million of income tax expense associated with nondeductible compensation, $0.4 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.1 million of state income tax benefit.
Related to the $14.7 million of income tax benefit, the Company has issued redeemable warrants and alignment shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and alignment shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(1,772)	$(284)	$(1,488)	*

* Percentage is not meaningful

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $1.5 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to changes in funding provided by a tax equity investor and reduced recapture periods for investment tax credits.
Liquidity and Capital Resources
As of March 31, 2023, the Company had total cash and restricted cash of $84.2 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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

Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of March 31, 2023, we do not expect to cancel these agreements.
The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of March 31, 2023 and December 31, 2022, the Company had outstanding letters of credit and surety bonds totaling $23.4 million and $15.4 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve accounts associated with our term loans. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
Debt
APAF Term Loan
On August 25, 2021, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $503.0 million term loan facility with Blackstone Insurance Solutions ("BIS") through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the “APAF Term Loan”). The APAF Term Loan has a weighted average 3.51% annual fixed rate and matures on February 29, 2056 (“Final Maturity Date”).
The APAF Term Loan amortizes at an initial rate of 2.5% of outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date. The APAF Term Loan is secured by membership interests in the Company's subsidiaries.
As of March 31, 2023, the outstanding principal balance of the APAF Term Loan was $484.0 million less unamortized debt discount and loan issuance costs totaling $7.4 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.
As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF Term Loan.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on SOFR plus a spread of 1.475%. Simultaneously with entering into the APAF II Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 7, "Fair Value Measurements," for further details).
As of March 31, 2023, the outstanding principal balance of the APAF II Term Loan was $121.7 million, less unamortized debt issuance costs of $2.6 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF II Term Loan.
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
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The term loan has an anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain acquisitions of solar assets as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses, and expects to borrow the remaining $10.6 million upon the completion of certain development assets of the True Green II Acquisition when they are placed in service.
As of March 31, 2023, the outstanding principal balance of the APAF III Term Loan was $193.0 million, less unamortized debt issuance costs and discount of $10.2 million. As of March 31, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of March 31, 2023, and December 31, 2022, outstanding under the APAG Revolver were $20.0 million and zero, respectively. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAG Revolver.
Other Term Loans - Construction to Term Loan Facility
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction Loan to Term Loan Facility”). The Construction Loan to Term Loan Facility included a construction loan commitment of $187.5 million, which expired on January 10, 2023.
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. As of March 31, 2023, the outstanding principal balances of the construction loan and term loan were zero and $15.8 million, respectively. As of December 31, 2022, the outstanding principal balances of the construction loan and term loan were zero and $15.9 million, respectively. As of March 31, 2023, and December 31, 2022, the Company had an unused borrowing capacity of zero and $171.6 million, respectively. Outstanding amounts under the Construction to Term Loan Facility are secured by a first priority security interest in all of the property owned by APACF and each of its project companies. The Construction Loan to Term Loan Facility includes various financial and other covenants for APACF and the Company, as guarantor. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Construction to Term Loan Facility.
Other Term Loans - Project-Level Term Loan
In conjunction with an acquisition of assets on August 29, 2022, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of March 31, 2023, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.1 million. As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of March 31, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Project-Level Term Loan.
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
As of March 31, 2023, the Company's recorded financing obligations were $43.3 million, net of $1.0 million of deferred transaction costs. As of December 31, 2022, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs. Payments of $0.2 million were made under financing obligations for the three months ended March 31, 2023 and 2022. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended March 31, 2023 and 2022, was $0.4 million.
Cash Flows
For the Three Months Ended March 31, 2023 and 2022
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used for):
Operating activities	$14,225	$3,499
Investing activities	(319,435)	(6,571)
Financing activities	189,993	(4,720)
Net decrease in cash and restricted cash	$(115,217)	$(7,792)
Operating Activities
During the three months ended March 31, 2023 cash provided by operating activities of $14.2 million consisted primarily of net income of $3.8 million adjusted for net non-cash income of $0.9 million and increase in net liabilities by $11.4 million.
During the three months ended March 31, 2022, cash provided by operating activities of $3.5 million consisted primarily of net income of $60.1 million adjusted for net non-cash expenses of $55.6 million and increase in net liabilities by $1.0 million.
Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $319.4 million, consisting of $24.8 million of capital expenditures, $288.2 million of payments to acquire businesses, net of cash and restricted cash acquired, and $6.4 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired.
During the three months ended March 31, 2022, net cash used in investing activities was $6.6 million, fully consisting of capital expenditures.
Financing Activities
Net cash provided by financing activities was $190.0 million for the three months ended March 31, 2023, which primarily consisted of $204.7 million of proceeds from issuance of long-term debt and $1.7 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially off-set by $7.7 million to repay long-term debt, $2.0 million paid for debt issuance costs, $1.1 million of distributions to noncontrolling interests, $4.5 million for deferred purchase price payable, and $1.1 million paid for the redemption of redeemable noncontrolling interests.
Net cash used for financing activities was $4.7 million for the three months ended March 31, 2022, which consisted primarily of $3.4 million to repay long-term debt, $0.7 million paid for equity issuance costs, and $0.6 million of distributions to noncontrolling interests.

Critical Accounting Policies and Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Annual Report on Form 10-K.
Other than the policies noted in Note 2, “Significant Accounting Policies,” in the Company’s notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements in our 2022 Annual Report on Form 10-K.
Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Altus Power has elected to use the extended transition period for new or revised accounting standards during the period in which we remain an EGC.
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
Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2022 Annual Report on Form 10-K.
Remediation Plan
As previously described in Part II, Item 9A of our 2022 Annual Report on Form 10-K, with the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:
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
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors described in Part I, Item 1A "Risk Factors" of the 2022 Annual Report on Form 10-K.
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

Date: May 15, 2023	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Date: May 15, 2023	By:	/s/ Lars R. Norell
	Name:	Lars R. Norell
	Title:	Co-Chief Executive Officer

Date: May 15, 2023	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer