Form 10-Q
period 2023-06-30
Altus Power, Inc.
filed 2023-08-14
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of August 11, 2023, there were 158,989,953 shares of Class A common stock outstanding and 1,006,250 shares of Class B common stock outstanding.

Part I. Financial Statements
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues, net	$46,513	$24,762	$75,891	$43,961
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	7,581	4,290	13,557	8,354
General and administrative	8,291	6,558	15,653	12,942
Depreciation, amortization and accretion expense	12,959	6,863	24,335	13,685
Acquisition and entity formation costs	1,369	52	2,860	346
Loss (gain) on fair value remeasurement of contingent consideration	50	(1,140)	100	(971)
Stock-based compensation	4,256	2,657	7,128	3,962
Total operating expenses	$34,506	$19,280	$63,633	$38,318
Operating income	12,007	5,482	12,258	5,643
Other (income) expense
Change in fair value of redeemable warrant liability	—	(4,659)	—	(23,117)
Change in fair value of Alignment Shares liability	(2,805)	(16,705)	(19,823)	(63,051)
Other expense (income), net	1,789	(608)	1,879	(593)
Interest expense, net	8,524	5,173	20,970	10,111
Total other expense (income)	$7,508	$(16,799)	$3,026	$(76,650)
Income before income tax expense	$4,499	$22,281	$9,232	$82,293
Income tax expense	(1,129)	(707)	(2,017)	(584)
Net income	$3,370	$21,574	$7,215	$81,709
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,455)	(2,541)	(5,227)	(2,825)
Net income attributable to Altus Power, Inc.	$6,825	$24,115	$12,442	$84,534
Net income per share attributable to common stockholders
Basic	$0.04	$0.16	$0.08	$0.55
Diluted	$0.04	$0.16	$0.08	$0.55
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	158,719,684	153,310,068	158,670,950	152,988,078
Diluted	158,978,275	153,954,843	160,747,045	153,771,992
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$3,370	$21,574	$7,215	$81,709
Other comprehensive income
Foreign currency translation adjustment	—	—	9	—
Unrealized gain on a cash flow hedge, net of tax	3,770	—	2,999	—
Other comprehensive income, net of tax	$3,770	$—	$3,008	$—
Total comprehensive income	$7,140	$21,574	$10,223	$81,709
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	(3,455)	(2,541)	(5,227)	(2,825)
Comprehensive income attributable to Altus Power, Inc.	$10,595	$24,115	$15,450	$84,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$69,114	$193,016
Current portion of restricted cash	3,700	2,404
Accounts receivable, net	27,041	13,443
Other current assets	6,451	6,206
Total current assets	106,306	215,069
Restricted cash, noncurrent portion	11,321	3,978
Property, plant and equipment, net	1,405,497	1,005,147
Intangible assets, net	47,429	47,627
Operating lease asset	151,653	94,463
Derivative assets	5,134	3,953
Other assets	8,047	6,651
Total assets	$1,735,387	$1,376,888
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$5,664	$2,740
Construction payable	14,972	9,038
Interest payable	7,473	4,436
Purchase price payable, current	22,400	12,077
Due to related parties	153	112
Current portion of long-term debt, net	32,071	29,959
Operating lease liability, current	3,568	3,339
Contract liability, current	3,807	2,590
Other current liabilities	7,322	3,937
Total current liabilities	97,430	68,228
Alignment Shares liability	46,311	66,145
Long-term debt, net of unamortized debt issuance costs and current portion	878,465	634,603
Intangible liabilities, net	14,631	12,411
Purchase price payable, noncurrent	—	6,940
Asset retirement obligations	13,931	9,575
Operating lease liability, noncurrent	157,876	94,819
Contract liability, noncurrent	6,518	5,397
Deferred tax liabilities, net	13,581	11,011
Other long-term liabilities	3,526	4,700
Total liabilities	$1,232,269	$913,829
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests	20,667	18,133
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of June 30, 2023, and December 31, 2022; 158,989,953 and 158,904,401 shares issued and outstanding as of June 30, 2023, and December 31, 2022	16	16
Additional paid-in capital	478,458	470,004
Accumulated deficit	(33,477)	(45,919)
Accumulated other comprehensive income	3,008	—
Total stockholders' equity	$448,005	$424,101
Noncontrolling interests	34,446	20,825
Total equity	$482,451	$444,926
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$1,735,387	$1,376,888

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 4).

(In thousands)	As of June 30, 2023	As of December 31, 2022
Assets of consolidated VIEs, included in total assets above:
Cash	$12,842	$11,652
Current portion of restricted cash	2,377	1,152
Accounts receivable, net	9,941	2,952
Other current assets	587	678
Restricted cash, noncurrent portion	2,800	1,762
Property, plant and equipment, net	689,897	401,711
Intangible assets, net	5,861	5,308
Operating lease asset	59,016	36,211
Other assets	2,039	591
Total assets of consolidated VIEs	$785,360	$462,017
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$669	$454
Construction payable	2,053	—
Purchase price payable, current	219	—
Operating lease liability, current	1,264	2,742
Current portion of long-term debt, net	3,025	2,336
Contract liability	484	—
Other current liabilities	186	199
Long-term debt, net of unamortized debt issuance costs and current portion	39,791	33,332
Intangible liabilities, net	2,130	1,899
Asset retirement obligations	7,595	4,438
Operating lease liability, noncurrent	62,455	33,204
Contract liability	3,950	—
Other long-term liabilities	1,890	565
Total liabilities of consolidated VIEs	$125,711	$79,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of March 31, 2022	153,648,830	$15	$406,867	$—	$(40,937)	$365,945	$20,361	$386,306
Stock-based compensation	—	—	2,657	—	—	2,657	—	2,657
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(336)	(336)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,064	1,064
Conversion of alignment shares to Class A Common Stock and exercised warrants	2,021	—	—	—	—	—	—	—
Exchange of warrants into common stock	1,067,417	—	7,308	—	—	7,308	—	7,308
Net income (loss)	—	—	—	—	24,115	24,115	(2,394)	21,721
As of June 30, 2022	154,718,268	15	416,832	—	(16,822)	400,025	18,695	418,720

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of March 31, 2023	158,989,953	$16	$474,202	$(762)	$(40,302)	$433,154	$32,699	$465,853
Stock-based compensation	—	—	4,256	—	—	4,256	—	4,256
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(489)	(489)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	4,537	4,537
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	204	204
Other comprehensive income	—	—	—	3,770	—	3,770	—	3,770
Net income (loss)	—	—	—	—	6,825	6,825	(2,505)	4,320
As of June 30, 2023	158,989,953	$16	$478,458	$3,008	$(33,477)	$448,005	$34,446	$482,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$—	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	—	—	3,962	—	—	3,962	—	3,962
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(666)	(666)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,064	1,064
Equity issuance costs	—	—	(712)	—	—	(712)	—	(712)
Conversion of Alignment Shares to Class A Common Stock and exercised warrants	2,021	—	15	—	—	15	—	15
Exchange of warrants into common stock	1,067,417	—	7,308	—	—	7,308	—	7,308
Net income (loss)	—	—	—	—	84,534	84,534	(2,796)	81,738
As of June 30, 2022	154,718,268	15	416,832	—	(16,822)	400,025	18,695	418,720

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation	83,541	—	7,069	—	—	7,069	—	7,069
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,015)	(1,015)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	6,274	6,274
Conversion of Alignment Shares to Class A Common Stock and exercised warrants	2,011	—	11	—	—	11	—	11
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,500	13,500
Redemption of redeemable non-controlling interests	—	—	1,374	—	—	1,374	—	1,374
Other comprehensive income	—	—	—	3,008	—	3,008	—	3,008
Net income (loss)	—	—	—	—	12,442	12,442	(5,138)	7,304
As of June 30, 2023	158,989,953	$16	$478,458	$3,008	$(33,477)	$448,005	$34,446	$482,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$7,215	$81,709
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	24,335	13,685
Non-cash lease expense	499	—
Deferred tax expense	2,011	550
Amortization of debt discount and financing costs	1,683	1,428
Change in fair value of redeemable warrant liability	—	(23,117)
Change in fair value of Alignment Shares liability	(19,823)	(63,051)
Remeasurement of contingent consideration	100	(971)
Stock-based compensation	7,069	3,962
Other	1,350	(189)
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(9,597)	(3,940)
Due to related parties	41	—
Derivative assets	2,676	(1,777)
Other assets	1,607	2,712
Accounts payable	2,924	(722)
Interest payable	3,037	(78)
Contract liability	243	—
Other liabilities	121	1,668
Net cash provided by operating activities	25,491	11,869
Cash flows used for investing activities
Capital expenditures	(61,982)	(23,338)
Payments to acquire businesses, net of cash and restricted cash acquired	(288,903)	—
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(22,433)	(11,572)
Net cash used for investing activities	(373,318)	(34,910)
Cash flows used for financing activities
Proceeds from issuance of long-term debt	269,850	—
Repayment of long-term debt	(31,068)	(8,120)
Payment of debt issuance costs	(2,548)	(42)
Payment of deferred purchase price payable	(4,531)	—
Payment of equity issuance costs	—	(744)
Payment of contingent consideration	—	(45)
Contributions from noncontrolling interests	6,274	2,151
Redemption of redeemable noncontrolling interests	(3,224)	—
Distributions to noncontrolling interests	(2,189)	(1,148)
Net cash provided by (used for) financing activities	232,564	(7,948)
Net decrease in cash, cash equivalents, and restricted cash	(115,263)	(30,989)
Cash, cash equivalents, and restricted cash, beginning of period	199,398	330,321
Cash, cash equivalents, and restricted cash, end of period	$84,135	$299,332
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow disclosure
Cash paid for interest	$15,299	$9,804
Cash paid for taxes	—	39
Non-cash investing and financing activities
Asset retirement obligations	$3,943	$96
Debt assumed through acquisitions	7,883	—
Noncontrolling interest assumed through acquisitions	13,500	—
Redeemable noncontrolling interest assumed through acquisitions	8,100	—
Acquisitions of property and equipment included in construction payable	6,125	—
Acquisitions of property, plant and equipment included in other current liabilities	—	1,334
Conversion of Alignment Shares into common stock	11	15
Deferred purchase price payable	7,606	—
Construction loan conversion	—	(4,186)
Term loan conversion	—	4,186
Exchange of warrants into common stock	—	7,303

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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, filed with the Company’s 2022 annual report on Form 10-K on March 30, 2023, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2023, and the results of operations and cash flows for the three and six months ended June 30, 2023, and 2022. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year financial statement presentation. Such reclassifications have no impact on previously reported net income, stockholders' equity, or cash flows. For the year ended December 31, 2022, $2.6 million was reclassified from other current liabilities to contract liability, current on the condensed consolidated balance sheet. This change had no impact on total current liabilities reported in the consolidated balance sheet. Further, for the six months ended June 30, 2022, $1.8 million was reclassified from unrealized gain on interest rate swaps in the adjustments to reconcile net income to net cash from operating activities section of the condensed consolidated statements of cash flows to derivative assets in the changes in assets, and liabilities, excluding the effect of acquisitions section of the condensed consolidated cash flows. This change had no impact on cash provided by operating activities in the consolidated statement of cash flows.

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
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as the fair value of net assets acquired in connection with accounting for business combinations, the useful lives of the solar energy facilities, and inputs and assumptions used in the valuation of asset retirement obligations (“AROs”), contingent consideration, derivative instruments, and Class B common stock, par value $0.0001 per share ("Alignment Shares").
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$69,114	$193,016
Current portion of restricted cash	3,700	2,404
Restricted cash, noncurrent portion	11,321	3,978
Total	$84,135	$199,398
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had one customer that individually accounted for over 10% (i.e., 22.6%) of total accounts receivable as of June 30, 2023, one customer that individually accounted over 10% (i.e. 14.4%,) of total revenue for the three months ended June 30, 2023, and one customer that individually accounted for over 10% (i.e., 14.7%) of total revenue six months ended June 30, 2023.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company had one customer that individually accounted for over 10% (i.e., 28.0%) of total accounts receivable as of December 31, 2022, and no customers that individually accounted for 10% of total revenue for the three and six months ended June 30, 2022.
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
3.Revenue and Accounts Receivable
Disaggregation of Revenue
The following table presents the detail of revenues as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Power sales under PPAs	$16,641	$6,730	$25,627	$10,912
Power sales under NMCAs	13,297	7,822	20,133	11,722
Power sales on wholesale markets	568	1,155	924	1,738
Total revenue from power sales	30,506	15,707	46,684	24,372
Solar renewable energy credit revenue	13,526	7,975	23,593	17,506
Rental income	986	785	1,612	1,429
Performance based incentives	464	295	2,562	654
Revenue recognized on contract liabilities	1,031	—	1,440	—
Total	$46,513	$24,762	$75,891	$43,961

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
Power sales under PPAs	$7,467	$4,092
Power sales under NMCAs	9,371	3,183
Power sales on wholesale markets	134	223
Total power sales	16,972	7,498
Solar renewable energy credits	8,980	5,387
Rental income	750	429
Performance based incentives	339	129
Total	$27,041	$13,443
Payment is typically received within 30 days for invoiced revenue as part of power purchase agreements (“PPAs”) and net metering credit agreements (“NMCAs”). Receipt of payment relative to invoice date varies by customer for renewable energy credits ("SRECs"). As of both June 30, 2023, and December 31, 2022, the Company determined that the allowance for uncollectible accounts is $0.4 million.
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037. As of June 30, 2023, the Company had current and non-current contract liabilities of $3.8 million and $6.5 million, respectively. As of December 31, 2022, the Company had current and non-current contract liabilities of $2.6 million and $5.4 million, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, therefore, has consolidated the VIEs as of June 30, 2023, and December 31, 2022. No VIEs were deconsolidated during the six months ended June 30, 2023 and 2022.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the six months ended June 30, 2023 and 2022, as determined in the respective operating agreement.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of June 30, 2023	As of December 31, 2022
Current assets	$25,748	$16,434
Non-current assets	759,612	445,583
Total assets	$785,360	$462,017
Current liabilities	$7,900	$5,731
Non-current liabilities	117,811	73,438
Total liabilities	$125,711	$79,169
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the six months ended June 30, 2023 and 2022, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During each of the six months ended June 30, 2023 and the year ended December 31, 2022, the Company consolidated thirty-three and twenty-six VIEs, respectively. No VIEs were deemed significant as of June 30, 2023 and December 31, 2022.
On January 11, 2023, the Company completed an acquisition through obtaining a controlling financial interest in a VIE which owns and operates a single 2.7 MW solar generating facility. The Company acquired a controlling financial interest by entering into an asset management agreement which provides the Company with the power to direct the operating activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Concurrent with the asset management agreement, the Company entered into a Membership Interest Purchase Agreement ("MIPA") to acquire all of the outstanding equity interests in the VIE on May 30, 2023 (the "Closing Date"). The entire purchase price of $3.8 million was paid on January 11, 2023. As a result of this acquisition, the Company recognized property, plant and equipment of $3.9 million, $0.7 million of operating lease asset, $0.7 million of operating lease liability, and asset retirement obligations of $0.1 million in the unaudited condensed consolidated balance sheet. Pursuant to the MIPA, the Company acquired all of the outstanding equity interests in the entity on May 30, 2023.
As discussed in Note 5, on February 15, 2023 the Company completed the True Green II Acquisition through its purchase of all outstanding membership interests in APAF III Operating, LLC from True Green Capital Fund III, L.P. Through the True Green II Acquisition, the Company acquired eleven VIEs that consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of these VIEs because as the manager, it has the power to direct the day-to-day operating activities of the entity, and is exposed to economics that could potentially be significant to the entities through its ownership interests. As of June 30, 2023 the VIEs acquired through the True Green II Acquisition comprised of $9.4 million of current assets, $328.8 million of non-current assets, $4.0 million of current liabilities, and $45.3 million of non-current liabilities.
5.Acquisitions
2023 Acquisitions
Asset Acquisitions
During 2023, the Company acquired solar energy facilities located in Rhode Island and California with a total nameplate capacity of 8.5 MW from third parties for a total purchase price of $11.4 million. As of June 30, 2023, $0.3 million of total consideration remained payable to sellers and was included as purchase price payable on the condensed consolidated balance sheet. The acquisitions were accounted for as acquisitions of assets, whereby the Company acquired $12.2 million of property,

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
plant and equipment and $1.4 million of operating lease assets, and assumed $1.4 million of operating lease liabilities, $0.4 million of intangible liabilities, and $0.2 million of asset retirement obligations.
Acquisitions of VIEs
During 2023, the Company acquired solar energy facilities located in Massachusetts and Maine with a total nameplate capacity of 4.1 MW from third parties for a total purchase price of $8.7 million. As of June 30, 2023, $0.2 million of total consideration remained payable to sellers and was included as purchase price payable on the condensed consolidated balance sheet. The acquisitions were accounted for as acquisitions of variable interest entities that do not constitute a business (refer to Note 4, "Variable Interest Entities"). The Company acquired $8.8 million of property, plant and equipment and $1.0 million of operating lease assets, and assumed $1.0 million of operating lease liabilities and $0.1 million of asset retirement obligations.
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
Subsequent to the acquisition date, the Company made certain measurement period adjustments to provisional accounting recognized. These adjustments consist of an increase in Property, plant, and equipment of $0.8 million, a decrease in Operating lease asset of $0.7 million, an increase in Other assets of $0.8 million, a decrease in Long-term debt of $0.2 million, a decrease in Operating lease liability of $1.9 million, an increase in Other liabilities of $1.9 million, and an increase in Non-controlling interests of $0.2 million due to the clarification of information utilized to determine fair value during the measurement period. Additionally, the Company recorded a measurement period adjustment of $0.7 million to increase the fair value of consideration transferred, $0.4 million to decrease Accounts receivable, and $0.1 million to increase Property, plant, and equipment as a result of reconciling working capital adjustments with the seller. The following table presents the updated preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on February 15, 2023 and inclusive of the measurement period adjustments discussed above:

	Provisional accounting as of February 15, 2023	Measurement period adjustments	Adjusted provisional accounting as of February 15, 2023
Assets
Accounts receivable	$4,358	$(357)	$4,001
Property, plant and equipment	334,958	914	335,872
Intangible assets	850	—	850

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Operating lease asset	32,053	(742)	31,311
Other assets	1,739	835	2,574
Total assets acquired	373,958	650	374,608

Liabilities
Long-term debt(1)	8,100	(217)	7,883
Intangible liabilities	4,100	—	4,100
Asset retirement obligation	3,795	—	3,795
Operating lease liability	37,723	(1,932)	35,791
Contract liability(2)	3,534	—	3,534
Other liabilities	—	1,932	1,932
Total liabilities assumed	57,252	(217)	57,035
Redeemable non-controlling interests	8,100	—	8,100
Non-controlling interests	13,296	204	13,500
Total fair value of consideration transferred, net of cash acquired	$295,310	$663	$295,973

The fair value of consideration transferred, net of cash acquired, as of February 15, 2023, is determined as follows:

	Provisional accounting as of February 15, 2023	Measurement period adjustments	Adjusted provisional accounting as of February 15, 2023
Cash consideration paid to True Green on closing	$212,850	$—	$212,850
Cash consideration paid to settle debt and interest rate swaps on behalf of True Green	76,046	—	76,046
Cash consideration in escrow accounts(3)	3,898	—	3,898
Purchase price payable(4)	7,069	663	7,732
Total fair value of consideration transferred	299,863	663	300,526
Restricted cash acquired	4,553	—	4,553
Total fair value of consideration transferred, net of cash acquired	$295,310	$663	295,973
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
The Company incurred approximately $2.3 million of acquisition related costs related to the True Green III Acquisition, which are recorded as part of Acquisition and entity formation costs in the condensed consolidated statement of operations for the six months ended June 30, 2023. Acquisition related costs include legal, consulting, and other transaction-related costs, as well as

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
$0.8 million of costs to acquire SRECs available for sale that were sold by the Company to its customers during the three months ended June 30, 2023, which was recorded in Other current assets in the preliminary purchase price allocation.
The impact of the True Green III Acquisition on the Company's revenue and net income in the condensed consolidated statement of operations was an increase of $13.8 million and $7.9 million, respectively, for the six months ended June 30, 2023.
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

	For the three months ended June 30, 2023 (unaudited)	For the three months ended June 30, 2022 (unaudited)	For the six months ended June 30, 2023 (unaudited)	For the six months ended June 30, 2022 (unaudited)
Operating revenues	$46,513	$35,035	$79,361	$64,508
Net income	3,370	25,463	8,911	88,030

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
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on November 11, 2022 (in thousands):

Assets
Accounts receivable	$2,001
Derivative assets	2,462
Other assets	432
Property, plant and equipment	179,500
Operating lease asset	17,831
Intangible assets	29,479
Total assets acquired	231,705

Liabilities
Accounts payable	275
Accrued liabilities	746
Long-term debt	105,346
Intangible liabilities	771
Operating lease liability	20,961
Contract Liability(1)	7,200
Asset retirement obligation	1,508
Total liabilities assumed	136,807
Non-controlling interests	184
Total fair value of consideration transferred, net of cash acquired	$94,714
The fair value of consideration transferred, net of cash acquired, as of November 11, 2022, is determined as follows:

Cash consideration to the seller on closing	$82,235
Fair value of purchase price payable(2)	19,017
Post-closing purchase price true-up	(469)
Total fair value of consideration transferred	100,783
Cash acquired	1,220
Restricted cash acquired	4,849
Total fair value of consideration transferred, net of cash acquired	$94,714

(1) Acquired contract liabilities related to long-term agreements to sell renewable energy credits that were fully prepaid by the customer prior to the acquisition date. The Company will recognize revenue associated with the contract liabilities as renewable energy credits are delivered to the customer through December 31, 2028.
(2) Purchase price outstanding as of December 31, 2022 is payable in three installments in two, twelve and eighteen months following the acquisition date, subject to the accuracy of general representations and warranty provisions included in MIPAs. During the three months ended June 30, 2023, the Company paid DESRI $5.0 million of the outstanding purchase price payable net of $0.5 million working capital adjustment.
Intangibles at Acquisition Date

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$29,479	8 years
Unfavorable rate revenue contracts – PPA	(771)	12 years

6. Debt

	As of June 30, 2023	As of December 31, 2022	Interest Type	Weighted average interest rate
Long-term debt
APAF Term Loan	$480,894	$487,179	Fixed	3.51%
APAF II Term Loan	118,752	125,668	Floating*	SOFR + 1.475%
APAF III Term Loan	238,794	—	Fixed	5.62%
APAG Revolver	40,000	—	Floating	SOFR + 2.60%
Other term loans	12,595	28,483	Fixed	3.04%
Financing obligations recognized in failed sale leaseback transactions	43,811	36,724	Imputed	3.98%
Total principal due for long-term debt	934,846	678,054
Unamortized discounts and premiums	(9,507)	(2,088)
Unamortized deferred financing costs	(14,803)	(11,404)
Less: Current portion of long-term debt	32,071	29,959
Long-term debt, less current portion	$878,465	$634,603
* Interest rate is effectively fixed by interest rate swap, see discussion below.
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
As of June 30, 2023, the outstanding principal balance of the APAF Term Loan was $480.9 million less unamortized debt discount and loan issuance costs totaling $7.1 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.
As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF Term Loan.

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
As of June 30, 2023, the outstanding principal balance of the APAF II Term Loan was $118.8 million, less unamortized debt issuance costs of $2.4 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF II Term Loan.
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
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The term loan has an anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses, and expects to borrow the remaining $11.0 million upon the completion of certain development assets of the True Green II Acquisition when they are placed in service. The principal balance borrowed under the APAF III Term Loan was offset by $4.0 million of debt issuance costs and $6.3 million of issuance discount, which have been deferred and are recognized as interest expense through June 30, 2033.
On June 15, 2023, the Company amended the APAF III Term Loan to add an additional $47.0 million of borrowings, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility, and to provide long-term financing for new solar projects. The principal balance borrowed under the amendment was offset by $0.3 million of issuance costs and $1.5 million of issuance discount, which have been deferred and are recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendment of the facility, the Company expensed $0.6 million of financing costs, which are included in Other expense, net in the condensed consolidated statements of operations.
As of June 30, 2023, the outstanding principal balance of the APAF III Term Loan was $238.8 million, less unamortized debt issuance costs and discount of $11.9 million. As of June 30, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of June 30, 2023, and December 31, 2022, outstanding under the APAG Revolver were $40.0 million and zero, respectively. As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAG Revolver.
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
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. On June 15, 2023, the Company repaid all outstanding term loans of $15.8 million and terminated the facility. In conjunction with the repayment, the Company incurred a loss on extinguishment of debt of $0.1 million.
As of December 31, 2022, the outstanding principal balances of the construction loan and term loan were zero and $15.9 million, respectively, and the Company had an unused borrowing capacity of $171.6 million. Outstanding amounts under the Construction to Term Loan Facility were secured by a first priority security interest in all of the property owned by APACF and each of its project companies. The Construction Loan to Term Loan Facility included various financial and other covenants for APACF and the Company, as guarantor. As of December 31, 2022, the Company was in compliance with all covenants under the Construction to Term Loan Facility.
Other Term Loans - Project-Level Term Loan
In conjunction with an acquisition of assets on August 29, 2022, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of June 30, 2023, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $1.9 million. As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Project-Level Term Loan.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. The table below shows the total letters of credit outstanding and unused capacities under our letter of credit facilities as of June 30, 2023, and December 31, 2022 (in millions):

	As of June 30, 2023		As of December 31, 2022
	Letters of Credit Outstanding	Unused Capacity	Letters of Credit Outstanding	Unused Capacity
Deutsche Bank	$—	$—	$0.7	$11.8
Fifth Third Bank	12.1	—	12.1	—
CIT Bank, N.A.	0.3	—	0.6	—
KeyBank and Huntington	15.6	—	—	15.6
Citibank, N.A.	6.8	68.2	—	75.0
Total	$34.8	$68.2	$13.4	$102.4

Additionally, as of June 30, 2023, and December 31, 2022, the Company had outstanding surety bonds of $4.4 million and $2.0 million, respectively.
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
As of June 30, 2023, the Company's recorded financing obligations were $42.8 million, net of $1.0 million of deferred transaction costs. As of December 31, 2022, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs. Payments $0.8 million and $0.6 million were made under financing obligations for the three months ended June 30, 2023, and 2022, respectively. Payments of $1.0 million and $0.8 million were made under financing obligations for the six months ended June 30, 2023 and 2022, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended June 30, 2023 and 2022, was $0.4 million and $0.4 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the six months ended June 30, 2023 and 2022, was $0.8 million and $0.7 million, respectively.
During the six months ended June 30, 2023, the Company paid $0.5 million to extinguish financing obligations of $0.6 million, resulting in a gain on extinguishment of debt of $0.1 million. During the three months ended June 30, 2023, the Company extinguished no financing obligations.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2023	$2,037
2024	3,021
2025	3,023
2026	2,995
2027	2,986
Thereafter	17,111
Total	$31,173
The difference between the outstanding sale-leaseback financing obligation of $43.8 million and $31.2 million of contractual payments due, including residual value guarantees, is due to $13.2 million of investment tax credits claimed by the respective counterparties, less $2.6 million of the implied interest on financing obligation included in minimum lease payments. The remaining difference is due to $2.5 million of interest accrued and a $0.5 million difference between the required contractual payments and the fair value of financing obligations acquired.
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
The following table provides the financial instruments measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets:
Interest rate swaps	$—	$1,840	$—	$1,840
Forward starting interest rate swap	—	3,294	—	3,294
Total assets at fair value	—	5,134	—	5,134

Liabilities
Alignment Shares liability	—	—	46,311	46,311
Other long-term liabilities:
Contingent consideration liability	—	—	2,975	2,975
Total liabilities at fair value	—	—	49,286	49,286

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$101,842	$—	$—	$101,842
Derivative assets:
Interest rate swaps	—	3,953	—	3,953
Total assets at fair value	101,842	3,953	—	105,795

Liabilities
Alignment Shares liability	—	—	66,145	66,145
Other long-term liabilities:
Contingent consideration liability	—	—	2,875	2,875
Total liabilities at fair value	—	—	69,020	69,020
Alignment Shares Liability
As of June 30, 2023, the Company had 1,006,250 Alignment Shares outstanding, all of which are held by CBRE Acquisition Sponsor, LLC (the "Sponsor"), certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2022 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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

The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 68% and risk-free interest rate of 4.18% are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares.

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Shares	$	Shares	$
Beginning balance	1,207,500	$66,145	1,408,750	$127,474
Alignment Shares converted	(201,250)	(11)	(201,250)	(15)
Fair value remeasurement	—	(19,823)	—	(63,051)
Ending balance	1,006,250	$46,311	1,207,500	$64,408

Interest Rate Swaps
The Company holds interest rate swaps that are considered derivative instruments, and are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of June 30, 2023 and December 31, 2022, the notional amounts were $118.8 million and $141.6 million, respectively. For the three and six months ended June 30, 2023, the change in fair value of interest rate swaps resulted in a gain of $2.8 million and a gain of $0.1 million, respectively, which was recorded as interest expense in the condensed consolidated statements of operations. The change in fair value of interest rate swaps for six months ended June 30, 2022 was not material.
Forward Starting Interest Rate Swap
The Company entered into a forward starting interest rate swap on January 31, 2023, with an effective date of January 31, 2025 and a termination date of January 31, 2035. This transaction had a notional amount of $250.0 million, was designated as a cash flow hedge of the Company's forecasted fixed-rate or floating-rate debt issuances. On June 15, 2023, the Company partially terminated the forward starting interest rate swap reducing the notional amount by $47.0 million associated with the incremental debt issuance under the APAF III Term Loan. Partial termination resulted in proceeds of $0.5 million which were recorded as a component of other comprehensive income and will be recognized as an adjustment to interest expense over the term of the debt. The cash flow hedge was determined to be fully effective during the three and six months ended June 30, 2023. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. We expect the hedge to remain fully effective during the remaining term of the swap. The change in fair value of the forward starting interest rate swap resulted in a gain of $3.8 million and $3.0 million, net of tax, which was recorded in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023, respectively.
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
The liability for the contingent consideration associated with production volumes expired on June 30, 2022. The liability for the contingent consideration associated with power rates is included in other long-term liabilities in the condensed consolidated balance sheets at the estimated fair value of $3.0 million and $2.9 million as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2022, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of $0.1 million within operating income in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recorded $1.1 million and $0.5 million loss on fair value remeasurement of contingent consideration associated with power rates and production volumes, respectively, in the condensed consolidated statements of operations. The loss was recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
There were no other contingent consideration liabilities recorded during the six months ended June 30, 2023. Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the condensed consolidated statements of operations for the six months ended June 30, 2022.
Redeemable Warrant Liability
As part of the Merger with CBAH in December 2021, the Company assumed the Redeemable Warrant Liability of $47.6 million. On October 17, 2022, the Company redeemed all outstanding Redeemable Warrants. Prior to the redemption, Redeemable Warrants were recorded as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. There were no Redeemable Warrants outstanding during the three months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recorded a gain from fair value remeasurement of $4.7 million and $23.1 million, respectively, in the condensed consolidated statements of operations.
8.Equity
As of June 30, 2023, the Company had authorized and issued 988,591,250 and 158,989,953 of Class A common stock, respectively. As of December 31, 2022, the Company had authorized and issued 988,591,250 and 158,904,401 Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2023, and December 31, 2022, no common stock dividends have been declared.
As of June 30, 2023, and December 31, 2022, the Company had 1,006,250 and 1,207,500 authorized and issued shares of Class B common stock, respectively, also referred to as the Alignment Shares. Refer to Note 7, "Fair Value Measurements," for further details.
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the six months ended June 30, 2023, no shares of common stock were sold through the ATM equity program.
Unless otherwise indicated in any applicable prospectus supplement, the Company currently intends to use the net proceeds from the sale of securities under this prospectus for general corporate purposes. The Company's general corporate purposes include, but are not limited to, repayment or refinancing of debt, capital expenditures, funding possible acquisitions, working capital and satisfaction of other obligations. The Company has not determined the amount of net proceeds to be used

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
specifically for the foregoing purposes. As a result, the Company's management will have broad discretion over the allocation of the net proceeds.
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the six months ended June 30,
	2023	2022
Redeemable noncontrolling interest, beginning balance	$18,133	$15,527
Cash distributions	(1,176)	(482)
Cash contributions	—	1,087
Redemption of redeemable noncontrolling interests	(4,301)	—
Assumed noncontrolling interest through business combination	8,100	—
Net loss attributable to redeemable noncontrolling interest	(89)	(29)
Redeemable noncontrolling interest, ending balance	$20,667	$16,103
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
The following table presents the components of operating lease cost for the three and six months ended June 30, 2023, and 2022:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$2,783	$1,636	$5,175	$3,272
Variable lease expense	415	322	772	429
Total lease expense	$3,198	$1,958	$5,947	$3,701

The following table presents supplemental information related to our operating leases:

	For the six months ended June 30,
	2023	2022
Operating cash flows from operating leases	$4,495	$2,142
Operating lease assets obtained in exchange for new operating lease liabilities	$62,984	$2,514
Weighted-average remaining lease term, years	23.4 years	18.6 years
Weighted average discount rate	5.31%	4.07%

Maturities of operating lease liabilities as of June 30, 2023, are as follows:

2023	$6,145
2024	12,816
2025	12,818
2026	12,911
2027	12,972
Thereafter	235,819
Total	$293,481
Less: Present value discount	(130,105)
Lease liability	$163,376
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of June 30, 2023, and December 31, 2022, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of June 30, 2023, and December 31, 2022, the Company had zero and $29.5 million, respectively, of outstanding non-cancellable commitments to purchase solar modules.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

12.Related Party Transactions
There was $0.2 million and $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of June 30, 2023, and December 31, 2022, respectively. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Subsidiaries as Lender
The Company incurs interest expense on the APAF Term Loan and the APAF III Term Loan. During the three months ended June 30, 2023 and 2022 the total related party interest expense associated with the APAF Term Loan and APAF III Term Loan was $7.1 million and $4.4 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022 the total related party interest expense associated with the APAF Term Loan and APAF III Term Loan was $12.7 million and $8.8 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. As of June 30, 2023, and December 31, 2022, interest payable of $7.1 million and $4.4 million, respectively, due under the APAF Term Loan and APAF III Term Loan was recorded as interest payable on the accompanying condensed consolidated balance sheets.
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
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the six months ended June 30, 2023, the Company did not incur any costs associated with the Commercial Collaboration Agreement. As of December 31, 2022, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the three months ended June 30, 2023 and 2022, the Company incurred $0.1 million and zero, respectively, for development services provided under the PSA. For the six months ended June 30, 2023 and 2022, the Company incurred $0.2 million and zero, respectively, for development services provided under the MSA. As of June 30, 2023 and December 31, 2022, there was $0.2 million and $0.1 million due to CBRE for development services provided under the MSA.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

13.Earnings per Share
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income attributable to Altus Power, Inc.	6,825	24,115	12,442	84,534
Income attributable to participating securities(1)	(43)	(190)	(79)	(667)
Net income attributable to common stockholders - basic and diluted	6,782	23,925	12,363	83,867
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	158,719,684	153,310,068	158,670,950	152,988,078
Dilutive restricted stock	258,591	644,775	258,708	645,019
Dilutive RSUs	—	—	1,817,387	138,895
Weighted average shares of common stock outstanding - diluted	158,978,275	153,954,843	160,747,045	153,771,992
Net income attributable to common stockholders per share - basic	$0.04	$0.16	$0.08	$0.55
Net income attributable to common stockholders per share - diluted	$0.04	$0.16	$0.08	$0.55

(1) Represents the income attributable to 1,006,250 and 1,207,500 Alignment Shares outstanding as of June 30, 2023 and 2022, respectively.

(2) For the three months ended June 30, 2023 and 2022, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 and 669,101 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, including shares that were subject to vesting conditions.
For the six months ended June 30, 2023 and 2022, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 and 669,101 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, including shares that were subject to vesting conditions.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
14.Stock-Based Compensation
The Company recognized $4.3 million and $2.7 million of stock-based compensation expense for the three months ended June 30, 2023, and 2022, respectively. The Company recognized $7.1 million and $4.0 million of stock-based compensation expense for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, and December 31, 2022, the Company had $42.4 million and $33.2 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately three years.
Legacy Incentive Plans
Prior to the Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of June 30, 2023, and December 31, 2022, 271,259 and 542,511 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
During the three and six months ended June 30, 2023, the Company granted under the Incentive Plan an additional 10,000 and 2,761,486 RSUs, respectively, that are subject to time-based vesting as described above, with a weighted average grant date fair value per share of $4.98 and $5.42, respectively, and 259,662 RSUs that are subject to performance-based vesting ("PSUs"), each of which represents the right to receive one share of the Company's Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF (“TAN”), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The PSUs have a grant date fair value per share of $6.66.
As of June 30, 2023, and December 31, 2022, there were 30,992,545 and 23,047,325 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023.
For the three months ended June 30, 2023, and 2022, the Company granted 10,000 and 15,000 RSUs, respectively, and recognized $4.3 million and $2.7 million, respectively, of stock-based compensation expenses in relation to the Incentive Plan.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
For the six months ended June 30, 2023 and 2022, the Company granted 3,021,148 and 7,918,789 RSUs, respectively, and recognized $7.1 million and $4.0 million, respectively, of stock-based compensation expense in relation to the Incentive Plan. For the three months ended June 30, 2023, and 2022, 5,354 and zero RSUs were forfeited, respectively. For the six months ended June 30, 2023 and 2022, 11,054 and zero RSUs were forfeited, respectively.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of June 30, 2023, and December 31, 2022, there were 4,662,020 and 3,072,976 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the six months ended June 30, 2023, and 2022. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023.
15.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended June 30, 2023, and 2022, the Company had income tax expense of $1.1 million and $0.7 million, respectively. For the six months ended June 30, 2023, and 2022, the Company had income tax expense of $2.0 million and $0.6 million, respectively. For the six months ended June 30, 2023, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for Alignment Shares, as well as state and local income taxes. For the three months ended June 30, 2022, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for warrant liabilities and Alignment Shares, as well as state and local income taxes.
16.Subsequent Events
The Company has evaluated subsequent events from June 30, 2023, through August 14, 2023, which is the date the unaudited condensed consolidated financial statements were available to be issued. Other than the subsequent event disclosed below, there are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.
On July 21, 2023, the Company amended the APAF III Term Loan to add an additional $28.0 million of borrowings, the proceeds of which will be used to provide long-term financing for new solar projects.
******

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus Power” or the “Company”) has been prepared by Altus Power’s management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2022 Annual Report on Form 10-K. Any references in this section to “we,” “our” or “us” shall mean Altus Power. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023 (the “2022 Annual Report on Form 10-K”). These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Altus Power’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to: (1) failure to obtain required consents or regulatory approvals in a timely manner or otherwise; (2) the ability of Altus Power to retain customers and maintain and expand relationships with business partners, suppliers and customers; (3) the ability of Altus Power to successfully integrate the acquisition of solar assets into its business and generate profit from their operations; (4) the risk that pending acquisitions may not close in the anticipated timeframe or at all due to a closing condition not being met (5) the risk of litigation and/or regulatory actions related to the proposed acquisition of solar assets; and (6) the possibility that Altus Power may be adversely affected by other economic, business, regulatory, credit risk and/or competitive factors.
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

We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of 698 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 20,000 residential customers which are serviced by over 170 megawatts of community solar projects currently in operation. We have agreements through which we expect to install over 70 additional megawatts of community solar projects, all of which are in advanced stages of development. Our community solar projects are currently servicing customers in 7 states with projects in two additional states currently under construction. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of almost 80,000 homes, displacing 447,000 tons of CO2 emissions per annum.
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of June 30, 2023, these variable rate contracts make up approximately 58% of our current installed portfolio. During the six months ended June 30, 2023, overall utility rates have been increasing in states where we have projects under variable rate contracts. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
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
Pipeline
As of June 30, 2023, our pipeline of opportunities totaled over one gigawatt and is comprised of approximately 50% potential operating acquisitions and 50% projects under development. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter.
As of June 30, 2023, with respect to the half of our pipeline made up of development projects, approximately 23% of these projects are currently in construction or pre-construction, 43% of these projects are still in the contracting or due diligence phase, and the final 34% represent projects from our client engagements which are progressing toward an agreement in principle.
As of June 30, 2023, with respect to the half of our pipeline made up of potential operating acquisitions, approximately 67% of these projects are currently in the initial engagement phase, 28% of these projects are in negotiation, and the final 5% of these projects are in the closing phase.
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

	As of June 30, 2023	As of June 30, 2022	Change
Megawatts installed	698	369	329
Cumulative megawatts installed increased from 369 MW as of June 30, 2022, to 698 MW as of June 30, 2023 primarily related to acquisitions.

	As of June 30, 2023	As of December 31, 2022	Change
Megawatts installed	698	470	228
Cumulative megawatts installed increased from 470 MW as December 31, 2022, to 698 MW as of June 30, 2023 primarily related to acquisitions.

The following table provides an overview of megawatts installed by state as of June 30, 2023:

State	Megawatts installed	Share, percentage
New York	142	20.4%
New Jersey	120	17.2%
Massachusetts	117	16.7%
California	117	16.7%
Minnesota	57	8.1%
Hawaii	30	4.2%
Nevada	21	3.1%
Maryland	14	2.1%
Rhode Island	13	1.9%
All other	67	9.6%
Total	698	100.0%

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	Three months ended June 30, 2023	Three months ended June 30, 2022	Change
Megawatt hours generated	262,000	137,000	125,000

Megawatt hours generated increased from 137,000 MWh for the three months ended June 30, 2022, to 262,000 MWh for the three months ended June 30, 2023, as a result of an increase in our solar assets.

	Six months ended June 30, 2023	Six months ended June 30, 2022	Change
Megawatt hours generated	399,000	223,000	176,000

Megawatt hours generated increased from 223,000 MWh for the six months ended June 30, 2022, to 399,000 MWh for the six months ended June 30, 2023, as a result of an increase in our solar assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Net income to Adjusted EBITDA:
Net income	$3,370	$21,574	$7,215	$81,709
Income tax expense	1,129	707	2,017	584
Interest expense, net	8,524	5,173	20,970	10,111
Depreciation, amortization and accretion expense	12,959	6,863	24,335	13,685
Stock-based compensation expense	4,256	2,657	7,128	3,962
Acquisition and entity formation costs	1,369	52	2,860	346
Loss (gain) on fair value of contingent consideration	50	(1,140)	100	(971)
Change in fair value of redeemable warrant liability	—	(4,659)	—	(23,117)
Change in fair value of Alignment Shares liability	(2,805)	(16,705)	(19,823)	(63,051)
Other expense (income), net	1,789	(608)	1,879	(593)
Adjusted EBITDA	$30,641	$13,914	$46,681	$22,665

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$30,641	$13,914	$46,681	$22,665
Operating revenues, net	46,513	24,762	75,891	43,961
Adjusted EBITDA margin	66%	56%	62%	52%
Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of June 30, 2023, PPAs have a weighted-average remaining life of 13 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of June 30, 2023, NMCAs have a weighted-average remaining life of 18 years.
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
General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, benefits and all other employee-related costs, including professional fees related to legal, accounting, human resources, finance and training, information technology and software services, marketing and communications, travel and rent and other office-related expenses.
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
Fair Value Remeasurement of Contingent Consideration. In connection with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements,” to our audited consolidated annual financial statements included in our Annual Report on Form 10-K), contingent consideration of up to $3.1 million may be payable upon achieving certain market power rates and $7.4 million upon achieving certain power volumes generated by the acquired solar energy facilities. The liability for the contingent consideration associated with production volumes expired on June 30, 2022, and the Company remeasured its fair value to zero. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business.
Stock-Based Compensation. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). The Redeemable Warrant Liability was remeasured as of June 30, 2022, and the resulting gain was included in the condensed consolidated statements of operations. In October 2022, the Company redeemed all outstanding Redeemable Warrants.
Change in Fair Value of Alignment Shares Liability. Alignment Shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of June 30, 2023, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other Expense (Income), Net. Other income and expenses primarily represent state grants and other miscellaneous items.
Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Income Tax (Expense) Benefit. We account for income taxes under ASC 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a partial valuation allowance on our deferred state tax assets because we believe it is more likely than not that a portion of our deferred state tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on an annual basis.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation at Book Value.

Results of Operations – Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022 (Unaudited)

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Operating revenues, net	$46,513	$24,762	$21,751	87.8%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	7,581	4,290	3,291	76.7%
General and administrative	8,291	6,558	1,733	26.4%
Depreciation, amortization and accretion expense	12,959	6,863	6,096	88.8%
Acquisition and entity formation costs	1,369	52	1,317	*
Loss (gain) on fair value remeasurement of contingent consideration	50	(1,140)	1,190	(104.4)%
Stock-based compensation	4,256	2,657	1,599	60.2%
Total operating expenses	$34,506	$19,280	$15,226	79.0%
Operating income	12,007	5,482	6,525	119.0%
Other (income) expense
Change in fair value of redeemable warrant liability	—	(4,659)	4,659	(100.0)%
Change in fair value of Alignment Shares liability	(2,805)	(16,705)	13,900	(83.2)%
Other expense (income), net	1,789	(608)	2,397	*
Interest expense, net	8,524	5,173	3,351	64.8%
Total other expense (income)	$7,508	$(16,799)	$24,307	(144.7)%
Income before income tax expense	$4,499	$22,281	$(17,782)	(79.8)%
Income tax expense	(1,129)	(707)	(422)	59.7%
Net income	$3,370	$21,574	$(18,204)	(84.4)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,455)	(2,541)	(914)	36.0%
Net income attributable to Altus Power, Inc.	$6,825	$24,115	$(17,290)	(71.7)%
Net income per share attributable to common stockholders
Basic	$0.04	$0.16	$(0.12)	(75.0)%
Diluted	$0.04	$0.16	$(0.12)	(75.0)%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	158,719,684	153,310,068	5,409,616	3.5%
Diluted	158,978,275	153,954,843	5,023,432	3.3%

* Percentage is not meaningful

Operating revenues, net

	Three Months Ended June 30,		Change
	2023	2022	Change	%
	(in thousands)
Power sales under PPAs	$16,641	$6,730	$9,911	147.3%
Power sales under NMCAs	13,297	7,822	5,475	70.0%
Power sales on wholesale markets	568	1,155	(587)	(50.8)%
Total revenue from power sales	30,506	15,707	14,799	94.2%
Solar renewable energy credit revenue	13,526	7,975	5,551	69.6%
Rental income	986	785	201	25.6%
Performance based incentives	464	295	169	57.3%
Revenue recognized on contract liabilities	$1,031	$—	$1,031	100.0%
Total	$46,513	$24,762	$21,751	87.8%
Operating revenues, net increased by $21.8 million, or 87.8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
Cost of operations

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$7,581	$4,290	$3,291	76.7%
Cost of operations increased by $3.3 million, or 76.7%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$8,291	$6,558	$1,733	26.4%
General and administrative expense increased by $1.7 million, or 26.4%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$12,959	$6,863	$6,096	88.8%
Depreciation, amortization and accretion expense increased by $6.1 million, or 88.8%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.

Acquisition and entity formation costs

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Acquisition and entity formation costs	$1,369	$52	$1,317	*
* Percentage is not meaningful
Acquisition and entity formation costs increased by $1.3 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to costs associated with the True Green II Acquisition.
Loss (gain) on fair value remeasurement of contingent consideration

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Loss (gain) on fair value remeasurement of contingent consideration	$50	$(1,140)	$1,190	(104.4)%
Loss (gain) on fair value remeasurement of contingent consideration is primarily associated with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements"). Loss on fair value remeasurement was recorded for the three months ended June 30, 2023, due to changes in the values of significant assumptions used in the measurement, including the estimated market power rates.
Stock-based compensation

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Stock-based compensation	$4,256	$2,657	$1,599	60.2%
Stock-based compensation increased by $1.6 million, or 60.2%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which was adopted on July 12, 2021.
Change in fair value of redeemable warrant liability

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$—	$(4,659)	$4,659	(100.0)%
In connection with the Merger, the Company assumed a redeemable warrant liability. As discussed in Note 7, "Fair Value Measurements" all outstanding warrants were redeemed on October 17, 2022, thus, no gain or loss on remeasurement of redeemable warrant liability was recognized for the three months ended June 30, 2023.

Change in fair value of Alignment Shares liability

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(2,805)	$(16,705)	$13,900	(83.2)%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of June 30, 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of June 30, 2023, compared to March 31, 2023.
Other expense (income), net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Other expense (income), net	$1,789	$(608)	$2,397	*
* Percentage is not meaningful
Other expense was approximately $1.8 million during the three months ended June 30, 2023, as compared to other income of $0.6 million during the three months ended June 30, 2022, due to miscellaneous other income and expense items during each period.
Interest expense, net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$8,524	$5,173	$3,351	64.8%
Interest expense increased by $3.4 million, or 64.8%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the increase of outstanding debt held by the Company. The increase was partially offset by $2.8 million of unrealized gain on interest rate swaps during the three months ended June 30, 2023.
Income tax expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Income tax expense	$(1,129)	$(707)	$(422)	59.7%

For the three months ended June 30, 2023, the Company recorded an income tax expense of $1.1 in relation to pretax income of $4.5 million, which resulted in an effective income tax rate of 24.4%. The effective income tax rate was primarily impacted by $2.5 million of income tax benefit related to fair value adjustments on Alignment Shares, $1.4 million of income tax expense associated with nondeductible compensation, $0.8 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $0.2 million of state income tax expense, and $0.3 million of income tax expense related to other miscellaneous items.
Related to the $2.5 million of income tax benefit, the Company has issued Alignment Shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The Alignment Shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.

For the three months ended June 30, 2022, the Company recorded an income tax expense of $0.7 million in relation to a pretax income of $22.3 million, which resulted in an effective income tax rate of 3.2%. The effective income tax rate was primarily impacted by $4.3 million of income tax benefit related to fair value adjustments on redeemable warrants and Alignment Shares, $0.2 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.1 million of state income tax benefit.
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
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(3,455)	$(2,541)	$(914)	36.0%

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $0.9 million, or 36.0%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to changes in funding provided by a tax equity investor and reduced recapture periods for investment tax credits.

Results of Operations – Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022 (Unaudited)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Operating revenues, net	$75,891	$43,961	$31,930	72.6%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	13,557	8,354	5,203	62.3%
General and administrative	15,653	12,942	2,711	20.9%
Depreciation, amortization and accretion expense	24,335	13,685	10,650	77.8%
Acquisition and entity formation costs	2,860	346	2,514	*
Loss (gain) on fair value remeasurement of contingent consideration	100	(971)	1,071	(110.3)%
Stock-based compensation	7,128	3,962	3,166	79.9%
Total operating expenses	$63,633	$38,318	$25,315	66.1%
Operating income	12,258	5,643	6,615	117.2%
Other (income) expense
Change in fair value of redeemable warrant liability	—	(23,117)	23,117	(100.0)%
Change in fair value of Alignment Shares liability	(19,823)	(63,051)	43,228	(68.6)%
Other expense (income), net	1,879	(593)	2,472	*
Interest expense, net	20,970	10,111	10,859	107.4%
Total other expense (income)	$3,026	$(76,650)	$79,676	(103.9)%
Income before income tax expense	$9,232	$82,293	$(73,061)	(88.8)%
Income tax expense	(2,017)	(584)	(1,433)	245.4%
Net income	$7,215	$81,709	$(74,494)	(91.2)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,227)	(2,825)	(2,402)	85.0%
Net income attributable to Altus Power, Inc.	$12,442	$84,534	$(72,092)	(85.3)%
Net income per share attributable to common stockholders
Basic	$0.08	$0.55	$(0.47)	(85.5)%
Diluted	$0.08	$0.55	$(0.47)	(85.5)%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	158,670,950	152,988,078	5,682,872	3.7%
Diluted	160,747,045	153,771,992	6,975,053	4.5%

* Percentage is not meaningful

Operating revenues, net

	Six Months Ended June 30,		Change
	2023	2022	Change	%
	(in thousands)
Power sales under PPAs	$25,627	$10,912	$14,715	134.9%
Power sales under NMCAs	20,133	11,722	8,411	71.8%
Power sales on wholesale markets	924	1,738	(814)	(46.8)%
Total revenue from power sales	46,684	24,372	22,312	91.5%
Solar renewable energy credit revenue	23,593	17,506	6,087	34.8%
Rental income	1,612	1,429	183	12.8%
Performance based incentives	2,562	654	1,908	291.7%
Revenue recognized on contract liabilities	$1,440	$—	$1,440	100.0%
Total	$75,891	$43,961	$31,930	72.6%
Operating revenues, net increased by $31.9 million, or 72.6%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
Cost of operations

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$13,557	$8,354	$5,203	62.3%
Cost of operations increased by $5.2 million, or 62.3%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$15,653	$12,942	$2,711	20.9%
General and administrative expense increased by $2.7 million, or 20.9%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$24,335	$13,685	$10,650	77.8%
Depreciation, amortization and accretion expense increased by $10.7 million, or 77.8%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.

Acquisition and entity formation costs

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Acquisition and entity formation costs	$2,860	$346	$2,514	*
* Percentage is not meaningful
Acquisition and entity formation costs increased by $2.5 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to costs associated with the True Green II Acquisition.
Loss (gain) on fair value remeasurement of contingent consideration

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Loss (gain) on fair value remeasurement of contingent consideration	$100	$(971)	$1,071	(110.3)%
Loss (gain) on fair value remeasurement of contingent consideration is primarily associated with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements"). Loss on fair value remeasurement was recorded for the six months ended June 30, 2023, due to changes in the values of significant assumptions used in the measurement, including the estimated market power rates.
Stock-based compensation

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Stock-based compensation	$7,128	$3,962	$3,166	79.9%
Stock-based compensation increased by $3.2 million, or 79.9%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which was adopted on July 12, 2021.
Change in fair value of redeemable warrant liability

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$—	$(23,117)	$23,117	(100.0)%
In connection with the Merger, the Company assumed a redeemable warrant liability. As discussed in Note 7, "Fair Value Measurements" all outstanding warrants were redeemed on October 17, 2022, thus, no gain or loss on remeasurement of redeemable warrant liability was recognized for the six months ended June 30, 2023.

Change in fair value of Alignment Shares liability

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(19,823)	$(63,051)	$43,228	(68.6)%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of June 30, 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of June 30, 2023, compared to December 31, 2022.
Other expense (income), net

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Other expense (income), net	$1,879	$(593)	$2,472	*
* Percentage is not meaningful
Other expense was approximately $1.9 million during the six months ended June 30, 2023, as compared to other income of $0.6 million during the six months ended June 30, 2022, due to miscellaneous other income and expense items during each period.
Interest expense, net

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$20,970	$10,111	$10,859	107.4%
Interest expense increased by $10.9 million, or 107.4%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the increase of outstanding debt held by the Company.
Income tax expense

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Income tax expense	$(2,017)	$(584)	$(1,433)	245.4%

For the six months ended June 30, 2023, the Company recorded an income tax expense of $2.0 million in relation to pretax income of $9.2 million, which resulted in an effective income tax rate of 21.7%. The effective income tax rate was primarily impacted by $3.5 million of income tax benefit related to fair value adjustments on Alignment Shares, $2.0 million of income tax expense associated with nondeductible compensation, $0.8 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $0.4 million of state income tax expense, and $0.4 million of income tax expense related to other miscellaneous items.
Related to the $3.5 million of income tax benefit, the Company has issued Alignment Shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The Alignment Shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.

For the six months ended June 30, 2022, the Company recorded an income tax expense of $0.6 million in relation to a pretax income of $82.3 million, which resulted in an effective income tax rate of 0.7%. The effective income tax rate was primarily impacted by $19.0 million of income tax benefit related to fair value adjustments on redeemable warrants and Alignment Shares, $1.6 million of income tax expense associated with nondeductible compensation, $0.6 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.1 million of state income tax benefit.
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
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(5,227)	$(2,825)	$(2,402)	85.0%

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $2.4 million, or 85.0%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to changes in funding provided by a tax equity investor and reduced recapture periods for investment tax credits.
Liquidity and Capital Resources
As of June 30, 2023, the Company had total cash and restricted cash of $84.1 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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

Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of June 30, 2023, we do not expect to cancel these agreements.
The Company has operating leases for land and building rooftops and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of June 30, 2023 and December 31, 2022, the Company had outstanding letters of credit and surety bonds totaling $39.2 million and $15.4 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve accounts associated with our term loans. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the six months ended June 30, 2023, no shares of common stock were sold through the ATM equity program. Any issuances under the ATM are subject to approval of the Board.
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
As of June 30, 2023, the outstanding principal balance of the APAF Term Loan was $480.9 million less unamortized debt discount and loan issuance costs totaling $7.1 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.
As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF Term Loan.
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

As of June 30, 2023, the outstanding principal balance of the APAF II Term Loan was $118.8 million, less unamortized debt issuance costs of $2.4 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF II Term Loan.
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
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The term loan has an anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses, and expects to borrow the remaining $11.0 million upon the completion of certain development assets of the True Green II Acquisition when they are placed in service. The principal balance borrowed under the APAF III Term Loan was offset by $4.0 million of debt issuance costs and $6.3 million of issuance discount, which have been deferred and are recognized as interest expense through June 30, 2033.
On June 15, 2023, the Company amended the APAF III Term Loan to add an additional $47.0 million of borrowings, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility, and to provide long-term financing for new solar projects. The principal balance borrowed under the amendment was offset by $0.3 million of issuance costs and $1.5 million of issuance discount, which have been deferred and are recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendment of the facility, the Company expensed $0.6 million of financing costs, which are included in Other expense, net in the condensed consolidated statements of operations.
As of June 30, 2023, the outstanding principal balance of the APAF III Term Loan was $238.8 million, less unamortized debt issuance costs and discount of $11.9 million. As of June 30, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of June 30, 2023, and December 31, 2022, outstanding under the APAG Revolver were $40.0 million and zero, respectively. As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAG Revolver.
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
The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. In addition, the Construction Loan to Term Loan Facility accrued a commitment fee at a rate equal to 0.50% per year of the daily unused amount of the commitment. On June 15, 2023, the Company repaid all outstanding term loans of $15.8 million and terminated the facility. In conjunction with the repayment, the Company incurred a loss on extinguishment of debt of $0.1 million included in Other expense (income), net in the condensed consolidated statements of operations.
As of December 31, 2022, the outstanding principal balances of the construction loan and term loan were zero and $15.9 million, respectively, and the Company had an unused borrowing capacity of $171.6 million. Outstanding amounts under the Construction to Term Loan Facility were secured by a first priority security interest in all of the property owned by APACF and each of its project companies. The Construction Loan to Term Loan Facility included various financial and other covenants for

APACF and the Company, as guarantor. As of December 31, 2022, the Company was in compliance with all covenants under the Construction to Term Loan Facility.
Other Term Loans - Project-Level Term Loan
In conjunction with an acquisition of assets on August 29, 2022, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of June 30, 2023, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $1.9 million. As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of June 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Project-Level Term Loan.
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
As of June 30, 2023, the Company's recorded financing obligations were $42.8 million, net of $1.0 million of deferred transaction costs. As of December 31, 2022, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs. Payments $0.8 million and $0.6 million were made under financing obligations for the three months ended June 30, 2023, and 2022, respectively. Payments of $1.0 million and $0.8 million were made under financing obligations for the and six months ended June 30, 2023 and 2022, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended June 30, 2023 and 2022, was $0.4 million and $0.4 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the six months ended June 30, 2023 and 2022, was $0.8 million and $0.7 million, respectively.
Cash Flows
For the Six Months Ended June 30, 2023 and 2022
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used for):
Operating activities	$25,491	$11,869
Investing activities	(373,318)	(34,910)
Financing activities	232,564	(7,948)
Net decrease in cash and restricted cash	$(115,263)	$(30,989)
Operating Activities
During the six months ended June 30, 2023, cash provided by operating activities of $25.5 million consisted primarily of net income of $7.2 million adjusted for net non-cash expenses of $17.2 million and increase in net liabilities of $1.1 million.

During the six months ended June 30, 2022, cash provided by operating activities of $11.9 million consisted primarily of net income of $81.7 million adjusted for net non-cash income of $67.7 million and increase in net assets of $2.1 million.
Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $373.3 million, consisting of $62.0 million of capital expenditures, $288.9 million of payments to acquire businesses, net of cash and restricted cash acquired, and $22.4 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired.
During the six months ended June 30, 2022, net cash used in investing activities was $34.9 million, consisting of $23.3 million of capital expenditures and $11.6 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired.
Financing Activities
Net cash provided by financing activities was $232.6 million for the six months ended June 30, 2023, which primarily consisted of $269.9 million of proceeds from issuance of long-term debt and $6.3 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially off-set by $31.1 million to repay long-term debt, $2.5 million paid for debt issuance costs, $2.2 million of distributions to noncontrolling interests, $4.5 million for deferred purchase price payable, and $3.2 million paid for the redemption of redeemable noncontrolling interests.
Net cash used for financing activities was $7.9 million for the six months ended June 30, 2022, which consisted primarily of $8.1 million to repay long-term debt, $0.7 million paid for equity issuance costs, and $1.1 million of distributions to noncontrolling interests. Net cash used for financing activities was partially offset by $2.2 million of contributions from noncontrolling interests.
Critical Accounting Policies and Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Annual Report on Form 10-K.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year's second fiscal quarter, or (ii) our annual revenues are greater than or equal to $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is greater than or equal to $700 million as of the end of that fiscal year's second fiscal quarter. Based on our revenues for the year ended December 31, 2022 and our public float as of June 30, 2023, the Company will become an accelerated filer and lose smaller reporting company status on December 31, 2023. We will continue to use the scaled disclosures permitted for a smaller reporting company for its quarterly report on Form 10-Q for the period ending September 30, 2023, and this Quarterly Report. Beginning with our annual report on Form 10-K for the year ended December 31, 2023, we will no longer be eligible to rely on the scaled disclosure exemptions applicable to smaller reporting companies. Our status as an emerging growth company was not impacted.
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
Interest Rate Risk
A significant portion of our outstanding debt has a fixed interest rate (for further details refer to Note 6, "Debt," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). However, changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on SOFR plus a specified margin. We are also exposed to interest rate volatility on future incurrences of fixed or variable rate debt, which exposure primarily relates to movements in various interest rates. We sometimes manage our exposure to interest rate movements by entering into interest rate swaps and forward starting interest rate swaps to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations, and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net income, or cash flows.
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

Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2022 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit No.	Description
10.1*
Amendment No. 1, dated as of June 15, 2023, by and among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, the Guarantors party thereto, Altus Power, Inc., Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the Lenders party thereto, which amends the Credit Agreement, dated as of February 15, 2023, by and among the parties thereto

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

Date: August 14, 2023	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Date: August 14, 2023	By:	/s/ Lars R. Norell
	Name:	Lars R. Norell
	Title:	Co-Chief Executive Officer

Date: August 14, 2023	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer