Form 10-Q
period 2023-09-30
Altus Power, Inc.
filed 2023-11-13
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of November 2, 2023, there were 158,989,953 shares of Class A common stock outstanding and 996,188 shares of Class B common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues, net	$45,079	$30,438	$120,970	$74,399
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	7,825	4,488	21,382	12,842
General and administrative	8,194	6,560	23,847	19,502
Depreciation, amortization and accretion expense	13,719	7,134	38,054	20,819
Acquisition and entity formation costs	268	237	3,128	583
Loss (gain) on fair value remeasurement of contingent consideration	50	825	150	(146)
(Gain) loss on disposal of property, plant and equipment	—	(2,222)	649	(2,222)
Stock-based compensation	4,176	2,708	11,304	6,670
Total operating expenses	$34,232	$19,730	$98,514	$58,048
Operating income	10,847	10,708	22,456	16,351
Other (income) expense
Change in fair value of redeemable warrant liability	—	29,564	—	6,447
Change in fair value of Alignment Shares liability	(3,508)	72,418	(23,331)	9,367
Other expense (income), net	339	(2,267)	1,569	(2,860)
Interest expense, net	9,180	5,657	30,150	15,768
Total other expense	$6,011	$105,372	$8,388	$28,722
Income (loss) before income tax expense	$4,836	$(94,664)	$14,068	$(12,371)
Income tax benefit (expense)	1,940	(1,964)	(77)	(2,548)
Net income (loss)	$6,776	$(96,628)	$13,991	$(14,919)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	1,446	352	(3,781)	(2,473)
Net income (loss) attributable to Altus Power, Inc.	$5,330	$(96,980)	$17,772	$(12,446)
Net income (loss) per share attributable to common stockholders
Basic	$0.03	$(0.63)	$0.11	$(0.08)
Diluted	$0.03	$(0.63)	$0.11	$(0.08)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	158,719,684	154,455,228	158,687,373	153,482,503
Diluted	160,198,154	154,455,228	160,965,682	153,482,503
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$6,776	$(96,628)	$13,991	$(14,919)
Other comprehensive income
Foreign currency translation adjustment	—	—	9	—
Unrealized gain on a cash flow hedge, net of tax	8,422	—	11,421	—
Other comprehensive income, net of tax	$8,422	$—	$11,430	$—
Total comprehensive income	$15,198	$(96,628)	$25,421	$(14,919)
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	1,446	352	(3,781)	(2,473)
Comprehensive income attributable to Altus Power, Inc.	$13,752	$(96,980)	$29,202	$(12,446)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$68,184	$193,016
Current portion of restricted cash	3,802	2,404
Accounts receivable, net	23,385	13,443
Other current assets	2,686	6,206
Total current assets	98,057	215,069
Restricted cash, noncurrent portion	12,002	3,978
Property, plant and equipment, net	1,447,711	1,005,147
Intangible assets, net	47,103	47,627
Operating lease asset	152,865	94,463
Derivative assets	19,071	3,953
Other assets	7,630	6,651
Total assets	$1,784,439	$1,376,888
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$4,985	$2,740
Construction payable	10,791	9,038
Interest payable	8,495	4,436
Purchase price payable, current	22,495	12,077
Due to related parties	53	112
Current portion of long-term debt, net	34,111	29,959
Operating lease liability, current	3,670	3,339
Contract liability, current	3,377	2,590
Other current liabilities	8,623	3,937
Total current liabilities	96,600	68,228
Alignment Shares liability	42,803	66,145
Long-term debt, net of unamortized debt issuance costs and current portion	908,034	634,603
Intangible liabilities, net	14,043	12,411
Purchase price payable, noncurrent	—	6,940
Asset retirement obligations	14,427	9,575
Operating lease liability, noncurrent	158,430	94,819
Contract liability, noncurrent	6,075	5,397
Deferred tax liabilities, net	14,426	11,011
Other long-term liabilities	2,928	4,700
Total liabilities	$1,257,766	$913,829
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests	23,601	18,133
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of September 30, 2023, and December 31, 2022; 158,989,953 and 158,904,401 shares issued and outstanding as of September 30, 2023, and December 31, 2022	16	16
Additional paid-in capital	482,634	470,004
Accumulated deficit	(28,147)	(45,919)
Accumulated other comprehensive income	11,430	—
Total stockholders' equity	$465,933	$424,101
Noncontrolling interests	37,139	20,825
Total equity	$503,072	$444,926
Total liabilities, redeemable noncontrolling interests, and equity	$1,784,439	$1,376,888

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 4).

(In thousands)	As of September 30, 2023	As of December 31, 2022
Assets of consolidated VIEs, included in total assets above:
Cash	$13,891	$11,652
Current portion of restricted cash	1,037	1,152
Accounts receivable, net	11,782	2,952
Other current assets	267	678
Restricted cash, noncurrent portion	3,019	1,762
Property, plant and equipment, net	725,799	401,711
Intangible assets, net	5,997	5,308
Operating lease asset	60,288	36,211
Other assets	2,058	591
Total assets of consolidated VIEs	$824,138	$462,017
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$754	$454
Construction payable	4,362	—
Purchase price payable, current	219	—
Operating lease liability, current	1,333	2,742
Current portion of long-term debt, net	3,022	2,336
Contract liability, current	484	—
Other current liabilities	384	199
Long-term debt, net of unamortized debt issuance costs and current portion	39,143	33,332
Intangible liabilities, net	2,076	1,899
Asset retirement obligations	7,990	4,438
Operating lease liability, noncurrent	63,197	33,204
Contract liability, noncurrent	3,985	—
Other long-term liabilities	1,771	565
Total liabilities of consolidated VIEs	$128,720	$79,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of June 30, 2022	154,718,268	$15	$416,832	$—	$(16,822)	$400,025	$18,695	$418,720
Stock-based compensation	—	—	2,708	—	—	2,708	—	2,708
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(522)	(522)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,069	1,069
Exercised warrants	2,934,466	1	35,858	—	—	35,859	—	35,859
Exchange of warrants into common stock	43,826	—	471	—	—	471	—	471
Net loss	—	—	—	—	(96,980)	(96,980)	(107)	(97,087)
As of September 30, 2022	157,696,560	16	455,869	—	(113,802)	342,083	19,135	361,218

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of June 30, 2023	158,989,953	$16	$478,458	$3,008	$(33,477)	$448,005	$34,446	$482,451
Stock-based compensation	—	—	4,176	—	—	4,176	—	4,176
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(562)	(562)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	2,073	2,073
Other comprehensive income	—	—	—	8,422	—	8,422	—	8,422
Net income	—	—	—	—	5,330	5,330	1,182	6,512
As of September 30, 2023	158,989,953	$16	$482,634	$11,430	$(28,147)	$465,933	$37,139	$503,072
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$—	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	—	—	6,670	—	—	6,670	—	6,670
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,188)	(1,188)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	2,133	2,133
Equity issuance costs	—	—	(712)	—	—	(712)	—	(712)
Conversion of Alignment Shares to Class A Common Stock and exercised warrants	2,021	—	15	—	—	15	—	15
Exercised warrants	2,934,466	1	35,858	—	—	35,859		35,859
Exchange of warrants into common stock	1,111,243	—	7,779	—	—	7,779	—	7,779
Net loss	—	—	—	—	(12,446)	(12,446)	(2,903)	(15,349)
As of September 30, 2022	157,696,560	16	455,869	—	(113,802)	342,083	19,135	361,218

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation	83,541	—	11,245	—	—	11,245	—	11,245
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,577)	(1,577)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	8,347	8,347
Conversion of Alignment Shares to Class A Common Stock and exercised warrants	2,011	—	11	—	—	11	—	11
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,500	13,500
Redemption of redeemable non-controlling interests	—	—	1,374	—	—	1,374	—	1,374
Other comprehensive income	—	—	—	11,430	—	11,430	—	11,430
Net income (loss)	—	—	—	—	17,772	17,772	(3,956)	13,816
As of September 30, 2023	158,989,953	$16	$482,634	$11,430	$(28,147)	$465,933	$37,139	$503,072
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$13,991	$(14,919)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization and accretion	38,054	20,819
Non-cash lease expense	467	—
Deferred tax expense	67	2,370
Amortization of debt discount and financing costs	2,657	2,151
Change in fair value of redeemable warrant liability	—	6,447
Change in fair value of Alignment Shares liability	(23,331)	9,367
Remeasurement of contingent consideration	150	(146)
Loss (gain) on disposal of property, plant and equipment	649	(2,222)
Stock-based compensation	11,245	6,670
Other	243	(171)
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(5,668)	(6,405)
Due to related parties	(59)	—
Derivative assets	(52)	(2,387)
Other assets	3,236	2,927
Accounts payable	2,245	(1,209)
Interest payable	4,059	(2)
Contract liability	346	—
Other liabilities	797	1,549
Net cash provided by operating activities	49,096	24,839
Cash flows used for investing activities
Capital expenditures	(89,344)	(35,670)
Payments to acquire renewable energy businesses, net of cash and restricted cash acquired	(313,292)	—
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(28,259)	(13,342)
Proceeds from disposal of property, plant and equipment	2,350	3,605
Other	—	496
Net cash used for investing activities	(428,545)	(44,911)
Cash flows used for financing activities
Proceeds from issuance of long-term debt	311,642	—
Repayment of long-term debt	(41,900)	(13,301)
Payment of debt issuance costs	(2,969)	(68)
Payment of deferred purchase price payable	(4,531)	—
Payment of equity issuance costs	—	(744)
Payment of contingent consideration	—	(72)
Cash proceeds from public warrant exercise	—	19
Contributions from noncontrolling interests	8,347	3,220
Redemption of redeemable noncontrolling interests	(3,224)	—
Distributions to noncontrolling interests	(3,326)	(1,914)
Net cash provided by (used for) financing activities	264,039	(12,860)
Net decrease in cash, cash equivalents, and restricted cash	(115,410)	(32,932)
Cash, cash equivalents, and restricted cash, beginning of period	199,398	330,321
Cash, cash equivalents, and restricted cash, end of period	$83,988	$297,389
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow disclosure
Cash paid for interest	$25,107	$14,927
Cash paid for taxes	85	99
Non-cash investing and financing activities
Asset retirement obligations	$4,291	$276
Debt assumed through acquisitions	7,883	11,948
Noncontrolling interest assumed through acquisitions	13,500	2,125
Redeemable noncontrolling interest assumed through acquisitions	11,341	—
Acquisitions of property and equipment included in construction payable	1,730	—
Acquisitions of property, plant and equipment included in other current liabilities	—	4,004
Conversion of Alignment Shares into common stock	11	15
Deferred purchase price payable	7,606	—
Construction loan conversion	—	(4,186)
Term loan conversion	—	4,186
Exchange of warrants into common stock	—	7,779
Warrants exercised on a cashless basis	—	35,858

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1.General
Company Overview
Altus Power, Inc., a Delaware corporation (the “Company” or "Altus Power"), headquartered in Stamford, Connecticut, develops, owns, constructs and operates large-scale roof, ground and carport-based photovoltaic solar energy generation and storage systems, for the purpose of producing and selling electricity to credit worthy counterparties, including commercial and industrial, public sector and community solar customers, under long-term contracts. The solar energy facilities are owned by the Company in project-specific limited liability companies (the “Solar Facility Subsidiaries”).
On December 9, 2021 (the "Closing Date"), CBRE Acquisition Holdings, Inc. ("CBAH"), a special purpose acquisition company, consummated the business combination pursuant to the terms of the business combination agreement entered into on July 12, 2021 (the "Business Combination Agreement"), whereby, among other things, CBAH Merger Sub I, Inc. ("First Merger Sub") merged with and into Altus Power, Inc. (f/k/a Altus Power America, Inc.) ("Legacy Altus") with Legacy Altus continuing as the surviving corporation, and immediately thereafter Legacy Altus merged with and into CBAH Merger Sub II, Inc. ("Second Merger Sub") with Second Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of CBAH (together with the merger with the First Merger Sub, the “Merger”). In connection with the closing of the Merger, CBAH changed its name to "Altus Power, Inc." and Second Merger Sub (after merger with Legacy Altus) changed its name to "Altus Power, LLC."
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, filed with the Company’s 2022 annual report on Form 10-K on March 30, 2023, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2023, and the results of operations and cash flows for the three and nine months ended September 30, 2023, and 2022. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year financial statement presentation. Such reclassifications have no impact on previously reported net income, stockholders' equity, or cash flows. For the year ended December 31, 2022, $2.6 million was reclassified from other current liabilities to contract liability, current on the condensed consolidated balance sheet. This change had no impact on total current liabilities reported in the consolidated balance sheet. Further, for the nine months ended September 30, 2022, $2.4 million was reclassified from unrealized gain on interest rate swaps in the adjustments to reconcile net income to net cash from operating activities section of the condensed consolidated statements of cash flows to derivative assets in the changes in assets, and liabilities, excluding the effect of acquisitions section of the condensed consolidated cash flows. This change had no impact on cash provided by operating activities in the consolidated statement of cash flows.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$68,184	$193,016
Current portion of restricted cash	3,802	2,404
Restricted cash, noncurrent portion	12,002	3,978
Total	$83,988	$199,398
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of September 30, 2023, no customers that individually accounted over 10% of total operating revenues, net for the three months ended September 30, 2023, and one customer that individually accounted for over 10% (i.e., 11.5%) of total operating revenues, net for the nine months ended September 30, 2023.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company had one customer that individually accounted for over 10% (i.e., 28.0%) of total accounts receivable, net as of December 31, 2022. The Company had one customer that individually accounted for over 10% (i.e., 19.8%) of total operating revenues, net for the three months ended September 30, 2022 and, one customer that individually accounted for over 10% (i.e., 13.8%), of total operating revenues, net for the nine months ended September 30, 2022.
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
3.Revenue and Accounts Receivable
Disaggregation of Total Operating Revenues, net
The following table presents the detail of total operating revenues, net as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Power sales under PPAs	$17,442	$7,144	$43,079	$18,058
Power sales under NMCAs	13,846	9,187	33,970	20,908
Power sales on wholesale markets	550	1,783	1,474	3,519
Total revenue from power sales	31,838	18,114	78,523	42,485
Solar renewable energy credit revenue	9,753	11,100	33,346	28,521
Rental income	586	905	2,198	2,334
Performance based incentives	1,925	319	4,487	1,059
Revenue recognized on contract liabilities	977	—	2,416	—
Total operating revenues, net	$45,079	$30,438	$120,970	$74,399

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
Power sales under PPAs	$8,096	$4,092
Power sales under NMCAs	9,569	3,183
Power sales on wholesale markets	26	223
Total power sales	17,691	7,498
Solar renewable energy credits	4,724	5,387
Rental income	523	429
Performance based incentives	447	129
Total	$23,385	$13,443
Payment is typically received within 30 days for invoiced revenue as part of power purchase agreements (“PPAs”) and net metering credit agreements (“NMCAs”). Receipt of payment relative to invoice date varies by customer for renewable energy credits ("SRECs"). As of both September 30, 2023, and December 31, 2022, the Company determined that the allowance for credit losses is $0.6 million.
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037. As of September 30, 2023, the Company had current and non-current contract liabilities of $3.4 million and $6.1 million, respectively. As of December 31, 2022, the Company had current and non-current contract liabilities of $2.6 million and $5.4 million, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, therefore, has consolidated the VIEs as of September 30, 2023, and December 31, 2022. No VIEs were deconsolidated during the nine months ended September 30, 2023 and 2022.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the nine months ended September 30, 2023 and 2022, as determined in the respective operating agreement.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of September 30, 2023	As of December 31, 2022
Current assets	$26,977	$16,434
Non-current assets	797,161	445,583
Total assets	$824,138	$462,017
Current liabilities	$10,558	$5,731
Non-current liabilities	118,162	73,438
Total liabilities	$128,720	$79,169
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the nine months ended September 30, 2023 and 2022, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. As of September 30, 2023 and December 31, 2022, the Company consolidated thirty-six and twenty-six VIEs, respectively. No VIEs were deemed significant as of September 30, 2023 and December 31, 2022.
On January 11, 2023, the Company completed an acquisition through obtaining a controlling financial interest in a VIE which owns and operates a single 2.7 MW solar generating facility. The Company acquired a controlling financial interest by entering into an asset management agreement which provides the Company with the power to direct the operating activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Concurrent with the asset management agreement, the Company entered into a Membership Interest Purchase Agreement ("MIPA") to acquire all of the outstanding equity interests in the VIE on May 30, 2023. The entire purchase price of $3.8 million was paid on January 11, 2023. As a result of this acquisition, the Company recognized property, plant and equipment of $3.9 million, $0.7 million of operating lease asset, $0.7 million of operating lease liability, and asset retirement obligations of $0.1 million in the unaudited condensed consolidated balance sheet. Pursuant to the MIPA, the Company acquired all of the outstanding equity interests in the entity on May 30, 2023.
On August 3, 2023, the Company completed an acquisition through obtaining a controlling financial interest in two VIEs which own and operate two solar generating facilities totaling 1.4MW of installed capacity. The Company acquired a controlling financial interest by entering into asset management agreements which provide the Company with the power to direct the operating activities of the VIEs and the obligation to absorb losses or receive benefits that could potentially be significant to the VIEs. Concurrent with the asset management agreements, the Company entered into a fixed-price option to acquire 100% of equity interest in these VIEs in 2026, whereby $2 million was paid on August 3, 2023 and $0.2 million will be paid when the options are exercised. As a result of this acquisition, the Company recognized property, plant, and equipment of $2.1 million , $0.1 million of intangible assets, $0.1 million of asset retirement obligations, and $0.2 million of noncontrolling interests in the unaudited condensed consolidated balance sheet.
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
5.Acquisitions
2023 Acquisitions
Marshall Street Acquisition
On July 13, 2023, the Company acquired a solar energy facility and a battery energy storage system located in Massachusetts with nameplate capacities of 10.3 MW and 5 MW, respectively, for a total purchase price of $24.4 million ("Marshall Street Acquisition"). The Marshall Street Acquisition was made pursuant to the membership interest purchase agreement dated July 13, 2023, through which the Company acquired 100% ownership interest in SRD Marshall MM, LLC, and was entered into by the Company to grow its portfolio of solar energy facilities.
The Company accounted for the Marshall Street Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on July 13, 2023, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.
The assets acquired and liabilities assumed are recognized provisionally on the condensed consolidated balance sheet at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired tangible and intangible assets. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than July 13, 2024.
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on July 13, 2023:

Assets
Accounts receivable	$273
Property, plant and equipment	28,798
Operating lease asset	891
Total assets acquired	29,962

Liabilities
Construction payable	1,885
Asset retirement obligation	256
Operating lease liability	391
Total liabilities assumed	2,532
Redeemable non-controlling interests	3,040
Total fair value of consideration transferred	$24,390

The fair value of consideration transferred as of July 13, 2023, is determined as follows:

Cash consideration paid to seller on closing	$2,820
Cash consideration paid to settle debt on behalf of seller	21,570
Total fair value of consideration transferred	24,390

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company incurred approximately $0.1 million of acquisition related costs related to the Marshall Street Acquisition, which are recorded as part of Acquisition and entity formation costs in the condensed consolidated statement of operations for the nine months ended September 30, 2023. Acquisition related costs include legal, consulting, and other transaction-related costs.
The impact of the Marshall Street Acquisition on the Company's revenue and net income in the condensed consolidated statement of operations was an increase of $0.4 million and $0.1 million, respectively, for the nine months ended September 30, 2023.
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the Marshall Street Acquisition as if it had occurred on January 1, 2022. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the Marshall Street Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	For the three months ended September 30, 2023 (unaudited)	For the three months ended September 30, 2022 (unaudited)	For the nine months ended September 30, 2023 (unaudited)	For the nine months ended September 30, 2022 (unaudited)
Operating revenues	$45,079	$30,877	$122,685	$77,087
Net income	6,776	(96,258)	15,474	(12,609)

Asset Acquisitions
During 2023, the Company acquired solar energy facilities located in Rhode Island, California, and Massachusetts with a total nameplate capacity of 10.1 MW from third parties for a total purchase price of $15.3 million. As of September 30, 2023, $0.3 million of total consideration remained payable to sellers and was included as purchase price payable on the condensed consolidated balance sheet. The acquisitions were accounted for as acquisitions of assets, whereby the Company acquired $16.2 million of property, plant and equipment and $1.7 million of operating lease assets, and assumed $1.7 million of operating lease liabilities, $0.5 million of intangible liabilities, and $0.2 million of asset retirement obligations. The intangible liabilities are associated with unfavorable rate power purchase agreements and have a weighted average amortization period of 6 years.
Acquisitions of VIEs
During 2023, the Company acquired solar energy facilities located in Massachusetts and Maine with a total nameplate capacity of 5.5 MW from third parties for a total purchase price of $10.7 million. As of September 30, 2023, $0.2 million of total consideration remained payable to sellers and was included as purchase price payable on the condensed consolidated balance sheet. The acquisitions were accounted for as acquisitions of variable interest entities that do not constitute a business (refer to Note 4, "Variable Interest Entities"). The Company acquired $11.0 million of property, plant and equipment and $1.5 million of operating lease assets, and assumed $1.4 million of operating lease liabilities, $0.1 million of asset retirement obligations, and $0.2 million of redeemable noncontrolling interests.
True Green II Acquisition
On February 15, 2023, APA Finance III, LLC ("APAF III"), a wholly-owned subsidiary of the Company, acquired a 220 MW portfolio of 55 operating and 3 in-development solar energy facilities located across eight US states (the “True Green II Acquisition”). The portfolio was acquired from True Green Capital Fund III, L.P. (“True Green”) for total consideration of approximately $299.9 million. The purchase price and associated transaction costs were funded by the proceeds from the APAF III Term Loan (as defined in Note 6, "Debt") and cash on hand. The True Green II Acquisition was made pursuant to the purchase and sale agreement (the "PSA") dated December 23, 2022, and entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the PSA, the Company acquired 100% ownership interest in APAF III Operating, LLC, a holding entity that owns the acquired solar energy facilities.
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
The Company incurred approximately $2.3 million of acquisition related costs related to the True Green II Acquisition, which are recorded as part of Acquisition and entity formation costs in the condensed consolidated statement of operations for the nine months ended September 30, 2023. Acquisition related costs include legal, consulting, and other transaction-related costs, as well as $0.8 million of costs to acquire SRECs available for sale that were sold by the Company to its customers during the three months ended September 30, 2023, which was recorded in Other current assets in the preliminary purchase price allocation.
The impact of the True Green II Acquisition on the Company's revenue and net income in the condensed consolidated statement of operations was an increase of $22.5 million and $13.4 million, respectively, for the nine months ended September 30, 2023.
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

	For the three months ended September 30, 2023 (unaudited)	For the three months ended September 30, 2022 (unaudited)	For the nine months ended September 30, 2023 (unaudited)	For the nine months ended September 30, 2022 (unaudited)
Operating revenues	$45,079	$40,711	$124,440	$105,219
Net income	6,776	(92,739)	15,687	(4,709)

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
(2) Purchase price outstanding as of December 31, 2022 is payable in three installments in two, twelve and eighteen months following the acquisition date, subject to the accuracy of general representations and warranty provisions included in MIPAs. During the nine months ended September 30, 2023, the Company paid DESRI $5.0 million of the outstanding purchase price payable net of $0.5 million working capital adjustment.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$29,479	8 years
Unfavorable rate revenue contracts – PPA	(771)	12 years

6. Debt

	As of September 30, 2023	As of December 31, 2022	Interest Type	Weighted average interest rate
Long-term debt
APAF Term Loan	$477,752	$487,179	Fixed	3.51%
APAF II Term Loan	114,716	125,668	Floating*	SOFR + 1.475%
APAF III Term Loan	265,294	—	Fixed	5.62%
APAG Revolver	55,000	—	Floating	SOFR + 2.60%
Other term loans	11,000	28,483	Fixed	3.04%
Financing obligations recognized in failed sale leaseback transactions	43,129	36,724	Imputed	3.97%
Total principal due for long-term debt	966,891	678,054
Unamortized discounts and premiums	(10,274)	(2,088)
Unamortized deferred financing costs	(14,472)	(11,404)
Less: Current portion of long-term debt	34,111	29,959
Long-term debt, less current portion	$908,034	$634,603
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
As of September 30, 2023, the outstanding principal balance of the APAF Term Loan was $477.8 million less unamortized debt discount and loan issuance costs totaling $6.9 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.
As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF Term Loan.
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
As of September 30, 2023, the outstanding principal balance of the APAF II Term Loan was $114.7 million, less unamortized debt issuance costs of $2.3 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF II Term Loan.
APAF III Term Loan
On February 15, 2023, the Company, through its subsidiaries, APA Finance III Borrower, LLC (the “Borrower”) and APA Finance III Borrower Holdings, LLC (“Holdings”), entered into a new long-term funding facility under the terms of a credit agreement among the Borrower, Holdings, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF III Term Loan”).
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The term loan has an anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses, and expects to borrow the remaining $11.0 million upon the completion of certain development assets of the True Green II Acquisition when they are placed in service. The principal balance borrowed under the APAF III Term Loan was offset by $4.0 million of debt issuance costs and $6.3 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033.
On June 15, 2023 and July 21, 2023, the Company amended the APAF III Term Loan to add $47.0 million and $28.0 million of additional borrowings, respectively, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility (as defined below), and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million and $0.2 million of issuance costs, respectively, and $1.5 million and $1.1 million of issuance discount, respectively, which have been deferred and will be recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendments of the facility, the Company expensed $0.4 million and $1.0 million of financing costs, respectively, which are included in Other expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.
As of September 30, 2023, the outstanding principal balance of the APAF III Term Loan was $265.3 million, less unamortized debt issuance costs and discount of $12.7 million. As of September 30, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of September 30, 2023, and December 31, 2022, outstanding under the APAG Revolver were $55.0 million and zero, respectively. As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAG Revolver.
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
As of September 30, 2023, the outstanding principal balance of the term loan is $11.0 million, less unamortized debt discount of $1.9 million. As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Project-Level Term Loan.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. The table below shows the total letters of credit outstanding and unused capacities under our letter of credit facilities as of September 30, 2023, and December 31, 2022 (in millions):

	As of September 30, 2023		As of December 31, 2022
	Letters of Credit Outstanding	Unused Capacity	Letters of Credit Outstanding	Unused Capacity
Deutsche Bank	$—	$—	$0.7	$11.8
Fifth Third Bank	12.1	—	12.1	—
CIT Bank, N.A.	0.3	—	0.6	—
KeyBank and Huntington	15.6	—	—	15.6
Citibank, N.A.	8.7	66.3	—	75.0
Total	$36.7	$66.3	$13.4	$102.4

Additionally, as of September 30, 2023, and December 31, 2022, the Company had outstanding surety bonds of $4.4 million and $2.0 million, respectively.
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
As of September 30, 2023, the Company's recorded financing obligations were $42.2 million, net of $1.0 million of deferred transaction costs. As of December 31, 2022, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs. Payments $1.1 million and $0.9 million were made under financing obligations for the three months ended September 30, 2023, and 2022, respectively. Payments of $2.6 million and $1.5 million were made under financing obligations for the nine months ended September 30, 2023 and 2022, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended September 30, 2023 and 2022, was $0.4 million and $0.4 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the nine months ended September 30, 2023 and 2022, was $1.3 million and $1.1 million, respectively.
During the nine months ended September 30, 2023, the Company paid $0.5 million to extinguish financing obligations of $0.6 million, resulting in a gain on extinguishment of debt of $0.1 million. During the three months ended September 30, 2023, the Company extinguished no financing obligations.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2023	$917
2024	3,021
2025	3,023
2026	2,995
2027	2,986
Thereafter	17,111
Total	$30,053
The difference between the outstanding sale-leaseback financing obligation of $43.1 million and $30.1 million of contractual payments due, including residual value guarantees, is due to $13.2 million of investment tax credits claimed by the respective counterparties, less $2.6 million of the implied interest on financing obligation included in minimum lease payments. The remaining difference is due to $2.8 million of interest accrued and a $0.4 million difference between the required contractual payments and the fair value of financing obligations acquired.
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
The following table provides the financial instruments measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets:
Interest rate swaps	$—	$5,049	$—	$5,049
Forward starting interest rate swap	—	14,022	—	14,022
Total assets at fair value	—	19,071	—	19,071

Liabilities
Alignment Shares liability	—	—	42,803	42,803
Other long-term liabilities:
Contingent consideration liability	—	—	3,025	3,025
Total liabilities at fair value	—	—	45,828	45,828

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$101,842	$—	$—	$101,842
Derivative assets:
Interest rate swaps	—	3,953	—	3,953
Total assets at fair value	101,842	3,953	—	105,795

Liabilities
Alignment Shares liability	—	—	66,145	66,145
Other long-term liabilities:
Contingent consideration liability	—	—	2,875	2,875
Total liabilities at fair value	—	—	69,020	69,020
Alignment Shares Liability
As of September 30, 2023, the Company had 996,188 Alignment Shares outstanding, all of which are held by CBRE Acquisition Sponsor, LLC (the "Sponsor"), certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2022 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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

The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 68% and risk-free interest rate of 4.65% are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares.

	For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Shares	$	Shares	$
Beginning balance	1,207,500	$66,145	1,408,750	$127,474
Alignment shares converted	(201,250)	(11)	(201,250)	(15)
Alignment shares forfeited	(10,062)	(432)	—	—
Fair value remeasurement	—	(22,899)	—	9,367
Ending balance	996,188	$42,803	1,207,500	$136,826

Interest Rate Swaps
The Company holds interest rate swaps that are considered derivative instruments, and are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of September 30, 2023 and December 31, 2022, the notional amounts were $118.8 million and $141.6 million, respectively. For the three and nine months ended September 30, 2023, the change in fair value of interest rate swaps resulted in a gain of $3.2 million and a gain of $3.7 million, respectively, which was recorded as interest expense in the condensed consolidated statements of operations. The change in fair value of interest rate swaps for three and nine months ended September 30, 2022 was not material.
Forward Starting Interest Rate Swap
The Company entered into a forward starting interest rate swap on January 31, 2023, with an effective date of January 31, 2025 and a termination date of January 31, 2035. This transaction had a notional amount of $250.0 million, was designated as a cash flow hedge of the Company's forecasted fixed-rate or floating-rate debt issuances.
On June 15, 2023 and July 21, 2023, the Company partially terminated the forward starting interest rate swap reducing the notional amount by $47.0 million and $28.0 million, respectively, associated with the incremental debt issuances under the APAF III Term Loan. The partial terminations resulted in total proceeds of $0.5 million and $0.5 million, respectively, which were recorded as a component of other comprehensive income and will be recognized as an adjustment to interest expense over the term of the debt.
The cash flow hedge was determined to be fully effective during the three and nine months ended September 30, 2023. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. We expect the hedge to remain fully effective during the remaining term of the swap. The change in fair value of the forward starting interest rate swap resulted in a gain of $8.4 million and $11.4 million, net of tax, which was recorded in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023, respectively.
Contingent Consideration

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
The liability for the contingent consideration associated with production volumes expired on June 30, 2022. The liability for the contingent consideration associated with power rates is included in other long-term liabilities in the condensed consolidated balance sheets at the estimated fair value of $3.0 million and $2.9 million as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of $0.1 million and $0.2 million, respectively, within operating income in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded a $0.8 million loss and a $0.1 million gain on fair value remeasurement of contingent consideration associated with power rates and production volumes, respectively, within operating income in the condensed consolidated statements of operations. Gains and losses are recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
There were no other contingent consideration liabilities recorded during the three and nine months ended September 30, 2023. Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
Redeemable Warrant Liability
As part of the Merger with CBAH in December 2021, the Company assumed the Redeemable Warrant Liability of $47.6 million. On October 17, 2022, the Company redeemed all outstanding Redeemable Warrants. Prior to the redemption, Redeemable Warrants were recorded as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. There were no Redeemable Warrants outstanding during the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded a loss from fair value remeasurement of $29.6 million and $6.4 million, respectively, in the condensed consolidated statements of operations.
8.Equity
As of September 30, 2023, the Company had authorized and issued 988,591,250 and 158,989,953 of Class A common stock, respectively. As of December 31, 2022, the Company had authorized and issued 988,591,250 and 158,904,401 Class A common stock, respectively, which entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2023, and December 31, 2022, no common stock dividends have been declared.
As of September 30, 2023, and December 31, 2022, the Company had 996,188 and 1,207,500 authorized and issued shares of Class B common stock, respectively, also referred to as the Alignment Shares. Refer to Note 7, "Fair Value Measurements," for further details.
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the three and nine months ended September 30, 2023, no shares of common stock were sold through the ATM equity program.
Unless otherwise indicated in any applicable prospectus supplement, the Company currently intends to use the net proceeds from the sale of securities under this prospectus for general corporate purposes. The Company's general corporate purposes include, but are not limited to, repayment or refinancing of debt, capital expenditures, funding possible acquisitions, working capital and satisfaction of other obligations. The Company has not determined the amount of net proceeds to be used specifically for the foregoing purposes. As a result, the Company's management will have broad discretion over the allocation of the net proceeds.
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the nine months ended September 30,
	2023	2022
Redeemable noncontrolling interest, beginning balance	$18,133	$15,527
Cash distributions	(1,747)	(725)
Cash contributions	—	1,087
Redemption of redeemable noncontrolling interests	(4,301)	—
Assumed redeemable noncontrolling interest through business combination	11,341	2,125
Net loss attributable to redeemable noncontrolling interest	175	430
Redeemable noncontrolling interest, ending balance	$23,601	$18,444
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The following table presents the components of operating lease cost for the three and nine months ended September 30, 2023, and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating lease expense	$2,757	$1,639	$7,931	$4,911
Variable lease expense	479	337	1,290	782
Total lease expense	$3,236	$1,976	$9,221	$5,693

The following table presents supplemental information related to our operating leases:

	For the nine months ended September 30,
	2023	2022
Operating cash flows from operating leases	$7,235	$3,713
Operating lease assets obtained in exchange for new operating lease liabilities	$64,904	$3,105
Weighted-average remaining lease term, years	23.3 years	18.4 years
Weighted average discount rate	5.3%	4.1%

Maturities of operating lease liabilities as of September 30, 2023, are as follows:

2023	$3,487
2024	12,964
2025	12,966
2026	13,059
2027	13,120
Thereafter	238,905
Total	$294,501
Less: Present value discount	(132,401)
Lease liability	$162,100
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of September 30, 2023, and December 31, 2022, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of September 30, 2023, and December 31, 2022, the Company had zero and $29.5 million, respectively, of outstanding non-cancellable commitments to purchase solar modules.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

12.Related Party Transactions
There was $0.1 million and $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of September 30, 2023, and December 31, 2022, respectively. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Subsidiaries as Lender
The Company incurs interest expense on the APAF Term Loan and the APAF III Term Loan. During the three months ended September 30, 2023 and 2022 the total related party interest expense associated with the APAF Term Loan and APAF III Term Loan was $8.0 million and $4.5 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022 the total related party interest expense associated with the APAF Term Loan and APAF III Term Loan was $20.7 million and $13.2 million, respectively, and is recorded as interest expense in the accompanying condensed consolidated statements of operations. As of September 30, 2023, and December 31, 2022, interest payable of $8.0 million and $4.4 million, respectively, due under the APAF Term Loan and APAF III Term Loan was recorded as interest payable on the accompanying condensed consolidated balance sheets.
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
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the nine months ended September 30, 2023, the Company did not incur any costs associated with the Commercial Collaboration Agreement. As of December 31, 2022, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the three months ended September 30, 2023 and 2022, the Company incurred $0.2 million and zero, respectively, for development services provided under the PSA. For the nine months ended September 30, 2023 and 2022, the Company incurred $0.4 million and zero, respectively, for development services provided under the MSA. As of September 30, 2023 and December 31, 2022, there was $0.1 million and $0.1 million due to CBRE for development services provided under the MSA.
Lease Agreements with Link Logistics
During 2023, the Company obtained a right to use rooftops to develop and operate solar facilities under lease agreements with subsidiaries of Link Logistics Real Estate Management LLC (“Link Logistics”), a Blackstone portfolio company. As of September 30, 2023, the Company recognized operating lease assets and operating lease liabilities of $24.7 million in the condensed consolidated balance sheet related to these leases, which have a weighted average remaining lease term of 30 years. During the three and nine months ended September 30, 2023, payments made under these leases were not material.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

13.Earnings per Share
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Altus Power, Inc.	5,330	(96,980)	17,772	(12,446)
Income attributable to participating securities(1)	(33)	—	(113)	—
Net income (loss) attributable to common stockholders - basic and diluted	5,297	(96,980)	17,659	(12,446)
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	158,719,684	154,455,228	158,687,373	153,482,503
Dilutive restricted stock	265,133	—	260,885	—
Dilutive RSUs	1,213,337	—	2,017,424	—
Weighted average shares of common stock outstanding - diluted	160,198,154	154,455,228	160,965,682	153,482,503
Net income (loss) attributable to common stockholders per share - basic	$0.03	$(0.63)	$0.11	$(0.08)
Net income (loss) attributable to common stockholders per share - diluted	$0.03	$(0.63)	$0.11	$(0.08)

(1) Represents the income attributable to 996,188 and 1,207,500 Alignment Shares outstanding as of September 30, 2023 and 2022, respectively.

(2) For the three months ended September 30, 2023 and 2022, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 and 542,511 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, that are subject to vesting conditions.
For the nine months ended September 30, 2023 and 2022, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 and 542,511 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, that are subject to vesting conditions.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
14.Stock-Based Compensation
The Company recognized $4.2 million and $2.7 million of stock-based compensation expense for the three months ended September 30, 2023, and 2022, respectively. The Company recognized $11.3 million and $6.7 million of stock-based compensation expense for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, and December 31, 2022, the Company had $37.9 million and $33.2 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately three years.
Legacy Incentive Plans
Prior to the Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of September 30, 2023, and December 31, 2022, 271,259 and 542,511 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
During the three and nine months ended September 30, 2023, the Company granted under the Incentive Plan an additional 5,000 and 2,766,486 RSUs, respectively, that are subject to time-based vesting as described above, with a weighted average grant date fair value per share of $6.00 and $5.42, respectively, and 259,662 RSUs that are subject to performance-based vesting ("PSUs"), each of which represents the right to receive one share of the Company's Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF (“TAN”), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The PSUs have a grant date fair value per share of $6.66.
As of September 30, 2023, and December 31, 2022, there were 30,992,545 and 23,047,325 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
For the three months ended September 30, 2023, and 2022, the Company granted 5,000 and 155,000 RSUs, respectively, and recognized $4.2 million and $2.7 million, respectively, of stock-based compensation expenses in relation to the Incentive Plan. For the nine months ended September 30, 2023 and 2022, the Company granted 3,026,148 and 8,043,914 RSUs, respectively, and recognized $11.3 million and $6.7 million, respectively, of stock-based compensation expense in relation to the Incentive Plan. For the three months ended September 30, 2023, and 2022, 34,228 and zero RSUs were forfeited, respectively. For the nine months ended September 30, 2023 and 2022, 45,282 and zero RSUs were forfeited, respectively.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of September 30, 2023, and December 31, 2022, there were 4,662,020 and 3,072,976 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the nine months ended September 30, 2023, and 2022. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023.
15.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended September 30, 2023, and 2022, the Company had income tax benefit of $1.9 million and income tax expense of $2.0 million, respectively. For the nine months ended September 30, 2023, and 2022, the Company had income tax expense of $0.1 million and $2.5 million, respectively. For the nine months ended September 30, 2023, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for Alignment Shares, as well as state and local income taxes. For the three and nine months ended September 30, 2022, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for warrant liabilities and Alignment Shares, as well as state and local income taxes.
16.Subsequent Events
The Company has evaluated subsequent events from September 30, 2023, through November 13, 2023, which is the date the unaudited condensed consolidated financial statements were available to be issued. Other than the subsequent events disclosed below, there are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.
Termination of Forward Starting Interest Rate Swap
On October 5, 2023, the Company terminated the remaining $175 million outstanding notional amount of the forward starting interest rate swap discussed in Note 7, "Fair Value Measurements." The termination resulted in proceeds of $15.8 million.
Purchase and Sale Agreement
On October 27, 2023, in order to grow its portfolio of solar energy facilities, the Company entered into a definitive purchase and sale agreement to acquire a 121 MW portfolio of 35 operating solar energy facilities from a third-party seller for an initial purchase price of approximately $120.4 million payable at closing. Closing of this acquisition is subject to customary closing conditions. The purchase and sale agreement also includes potential performance-based contingent consideration up to $8.0 million, which would be payable in twelve months from closing, if earned.
APACF II Construction Facility
On November 10, 2023, the Company, through its wholly-owned subsidiary APACF II, LLC (the "Borrower"), entered into a credit agreement (the "APACF II Construction Facility") among the Borrower, APACF II Holdings, LLC, U.S. Bank Trust Company, National Association, U.S. Bank National Association, each lender from time to time party thereto (collectively, the

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
“Lenders” and individually, a “Lender”) and Blackstone Asset Based Finance Advisors LP (“Blackstone”), as Blackstone representative for the Lenders.

The APACF II Construction Facility matures on the fourth anniversary of the closing date of the credit agreement (the “Maturity Date”) and bears interest at an annual rate of SOFR plus 3.25%. The Credit Agreement is not currently drawn upon, but once drawn upon, carries interest only payments until the Maturity Date; it also provides for mandatory prepayments in certain situations. The aggregate amount of the commitments on the closing date of the credit agreement is $200 million. The APACF II Construction Facility also provides that the Borrower may draw amounts under the credit agreement so long as the borrowing base as determined by the collateral provided under the credit agreement together does not exceed $200 million. Borrowings under the APACF II Construction Facility may be used by the Borrower to fund construction costs including equipment, labor, interconnection, as well as other development costs.

******

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus Power” or the “Company”) has been prepared by Altus Power’s management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2022 Annual Report on Form 10-K. Any references in this section to “we,” “our” or “us” shall mean Altus Power. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023 (the “2022 Annual Report on Form 10-K”). These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

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

We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of 721 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 300 C&I entities and contracts with over 20,000 residential customers which are serviced by over 180 megawatts of community solar projects currently in operation. Our community solar projects are currently servicing customers in 7 states with projects in two additional states currently under construction. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last 12 months as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of over 100,000 homes, displacing over 517,000 tons of CO2 emissions per annum.
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of September 30, 2023, these variable rate contracts make up approximately 57% of our current installed portfolio. During the nine months ended September 30, 2023, overall utility rates have been increasing in states where we have projects under variable rate contracts. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
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
Pipeline
As of September 30, 2023, our pipeline of opportunities totaled over one gigawatt and is comprised of a mix of operating acquisitions and development projects. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter.
As of September 30, 2023, with respect to the portion of our pipeline made up of development projects, approximately 140 MW of these projects are currently in construction or pre-construction and approximately 175 MW of these projects are in the contracting or due diligence phase.
As of September 30, 2023, with respect to the portion of our pipeline made up of potential operating acquisitions, approximately 121 MW of these projects are in the closing phase and approximately 3 MW of these projects are in negotiation.
The remainder of the pipeline represents projects that are in the initial engagement phase of either development or acquisition.
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

	As of September 30, 2023	As of September 30, 2022	Change
Megawatts installed	721	377	344
Cumulative megawatts installed increased from 377 MW as of September 30, 2022, to 721 MW as of September 30, 2023 primarily related to acquisitions.

	As of September 30, 2023	As of December 31, 2022	Change
Megawatts installed	721	470	251
Cumulative megawatts installed increased from 470 MW as December 31, 2022, to 721 MW as of September 30, 2023 primarily related to acquisitions.

The following table provides an overview of megawatts installed by state as of September 30, 2023:

State	Megawatts installed	Share, percentage
New York	142	19.7%
Massachusetts	135	18.7%
New Jersey	120	16.6%
California	117	16.2%
Minnesota	57	7.9%
Hawaii	34	4.8%
Nevada	21	3.0%
Maryland	14	2.0%
Rhode Island	13	1.8%
All other	68	9.3%
Total	721	100.0%

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	Three months ended September 30, 2023	Three months ended September 30, 2022	Change
Megawatt hours generated	239,000	139,000	100,000

Megawatt hours generated increased from 139,000 MWh for the three months ended September 30, 2022, to 239,000 MWh for the three months ended September 30, 2023, as a result of an increase in our solar assets.

	Nine Months Ended September 30, 2023	Nine months ended September 30, 2022	Change
Megawatt hours generated	638,000	362,000	276,000

Megawatt hours generated increased from 362,000 MWh for the nine months ended September 30, 2022, to 638,000 MWh for the nine months ended September 30, 2023, as a result of an increase in our solar assets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$6,776	$(96,628)	$13,991	$(14,919)
Income tax (benefit) expense	(1,940)	1,964	77	2,548
Interest expense, net	9,180	5,657	30,150	15,768
Depreciation, amortization and accretion expense	13,719	7,134	38,054	20,819
Stock-based compensation expense	4,176	2,708	11,304	6,670
Acquisition and entity formation costs	268	237	3,128	583
Loss (gain) on fair value of contingent consideration	50	825	150	(146)
(Gain) loss on disposal of property, plant and equipment	—	(2,222)	649	(2,222)
Change in fair value of redeemable warrant liability	—	29,564	—	6,447
Change in fair value of Alignment Shares liability	(3,508)	72,418	(23,331)	9,367
Other expense (income), net	339	(2,267)	1,569	(2,860)
Adjusted EBITDA	$29,060	$19,390	$75,741	$42,055

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$29,060	$19,390	$75,741	$42,055
Operating revenues, net	45,079	30,438	120,970	74,399
Adjusted EBITDA margin	64%	64%	63%	57%

Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of September 30, 2023, PPAs have a weighted-average remaining life of 13 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of September 30, 2023, NMCAs have a weighted-average remaining life of 18 years.
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
Fair Value Remeasurement of Contingent Consideration. In connection with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), contingent consideration of up to $3.1 million may be payable upon achieving certain market power rates and $7.4 million upon achieving certain power volumes generated by the acquired solar energy facilities. The liability for the contingent consideration associated with production volumes expired on June 30, 2022, and the Company remeasured its fair value to zero. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business.
(Gain) Loss on Disposal of Property, Plant and Equipment. In connection with the disposal of assets, the Company recognizes a gain or loss on disposal of property, plant and equipment, which represents the difference between the consideration received and the carrying value of the disposed asset.
Stock-Based Compensation. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Change in Fair Value of Redeemable Warrant Liability. In connection with the Merger, the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). The Redeemable Warrant Liability was remeasured as of September 30, 2022, and the resulting gain was included in the condensed consolidated statements of operations. In October 2022, the Company redeemed all outstanding Redeemable Warrants.
Change in Fair Value of Alignment Shares Liability. Alignment Shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of September 30, 2023, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
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

Results of Operations – Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022 (Unaudited)

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Operating revenues, net	$45,079	$30,438	$14,641	48.1%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	7,825	4,488	3,337	74.4%
General and administrative	8,194	6,560	1,634	24.9%
Depreciation, amortization and accretion expense	13,719	7,134	6,585	92.3%
Acquisition and entity formation costs	268	237	31	13.1%
Loss on fair value remeasurement of contingent consideration	50	825	(775)	(93.9)%
Gain on disposal of property, plant and equipment	—	(2,222)	2,222	(100.0)%
Stock-based compensation	4,176	2,708	1,468	54.2%
Total operating expenses	$34,232	$19,730	$14,502	73.5%
Operating income	10,847	10,708	139	1.3%
Other (income) expense
Change in fair value of redeemable warrant liability	—	29,564	(29,564)	(100.0)%
Change in fair value of Alignment Shares liability	(3,508)	72,418	(75,926)	(104.8)%
Other expense (income), net	339	(2,267)	2,606	(115.0)%
Interest expense, net	9,180	5,657	3,523	62.3%
Total other expense	$6,011	$105,372	$(99,361)	(94.3)%
Income (loss) before income tax expense	$4,836	$(94,664)	$99,500	(105.1)%
Income tax benefit (expense)	1,940	(1,964)	3,904	(198.8)%
Net income (loss)	$6,776	$(96,628)	$103,404	(107.0)%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	1,446	352	1,094	310.8%
Net income (loss) attributable to Altus Power, Inc.	$5,330	$(96,980)	$102,310	(105.5)%
Net income (loss) per share attributable to common stockholders
Basic	$0.03	$(0.63)	$0.66	(104.8)%
Diluted	$0.03	$(0.63)	$0.66	(104.8)%
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	158,719,684	154,455,228	4,264,456	2.8%
Diluted	160,198,154	154,455,228	5,742,926	3.7%

Operating revenues, net

	Three Months Ended September 30,		Change
	2023	2022	Change	%
	(in thousands)
Power sales under PPAs	$17,442	$7,144	$10,298	144.1%
Power sales under NMCAs	13,846	9,187	4,659	50.7%
Power sales on wholesale markets	550	1,783	(1,233)	(69.2)%
Total revenue from power sales	31,838	18,114	13,724	75.8%
Solar renewable energy credit revenue	9,753	11,100	(1,347)	(12.1)%
Rental income	586	905	(319)	(35.2)%
Performance based incentives	1,925	319	1,606	503.4%
Revenue recognized on contract liabilities	$977	$—	$977	100.0%
Total operating revenues, net	$45,079	$30,438	$14,641	48.1%
Operating revenues, net increased by $14.6 million, or 48.1%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
Cost of operations

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$7,825	$4,488	$3,337	74.4%
Cost of operations increased by $3.3 million, or 74.4%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$8,194	$6,560	$1,634	24.9%
General and administrative expense increased by $1.6 million, or 24.9%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$13,719	$7,134	$6,585	92.3%

Depreciation, amortization and accretion expense increased by $6.6 million, or 92.3%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Acquisition and entity formation costs	$268	$237	$31	13.1%
Acquisition and entity formation costs increased by 13.1% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to costs associated with the True Green II Acquisition.
Loss on fair value remeasurement of contingent consideration

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Loss on fair value remeasurement of contingent consideration	$50	$825	$(775)	(93.9)%
Loss on fair value remeasurement of contingent consideration is primarily associated with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Loss on fair value remeasurement was recorded for the three months ended September 30, 2023, due to changes in the values of significant assumptions used in the measurement, including the estimated market power rates.
Gain on disposal of property, plant and equipment

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Gain on disposal of property, plant and equipment	$—	$(2,222)	$2,222	(100.0)%
Gain on disposal of property, plant and equipment is associated with the disposal of land which occurred on August 12, 2022. The gain was calculated as the difference excess of consideration received over the carrying value of the disposed land.
Stock-based compensation

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Stock-based compensation	$4,176	$2,708	$1,468	54.2%
Stock-based compensation increased by $1.5 million, or 54.2%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Change in fair value of redeemable warrant liability

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$—	$29,564	$(29,564)	(100.0)%
In connection with the Merger, the Company assumed a redeemable warrant liability. As discussed in Note 7, "Fair Value Measurements," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, all outstanding warrants were redeemed on October 17, 2022, thus, no gain or loss on remeasurement of redeemable warrant liability was recognized for the three months ended September 30, 2023.
Change in fair value of Alignment Shares liability

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(3,508)	$72,418	$(75,926)	(104.8)%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of September 30, 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of September 30, 2023, compared to June 30, 2023.
Other expense (income), net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Other expense (income), net	$339	$(2,267)	$2,606	(115.0)%
Other expense was approximately $0.3 million during the three months ended September 30, 2023, as compared to other income of $2.3 million during the three months ended September 30, 2022, primarily due to a Hawaii state grant of $1.5 million and interest income of $1.0 million during three months ended September 30, 2022, as well as miscellaneous other income and expense items during each period.
Interest expense, net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$9,180	$5,657	$3,523	62.3%
Interest expense increased by $3.5 million, or 62.3%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to the increase of outstanding debt held by the Company. The increase was partially offset by $3.2 million of unrealized gain on interest rate swaps during the three months ended September 30, 2023.
Income tax benefit (expense)

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Income tax benefit (expense)	$1,940	$(1,964)	$3,904	(198.8)%

For the three months ended September 30, 2023, the Company recorded an income tax benefit of $1.9 million in relation to pretax income of $4.8 million, which resulted in an effective income tax rate of negative 39.6%. The effective income tax rate was primarily impacted by $4.5 million of income tax benefit related to fair value adjustments on Alignment Shares, $2.0 million of income tax expense associated with nondeductible compensation, and $0.3 million of state income tax benefit.
Related to the $4.5 million of income tax benefit, the Company has issued Alignment Shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The Alignment Shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
For the three months ended September 30, 2022, the Company recorded an income tax expense of $2.0 million in relation to a pretax loss of $94.7 million, which resulted in an effective income tax rate of negative 2.1%. The effective income tax rate was primarily impacted by $21.8 million of income tax expense related to fair value adjustments on redeemable warrants and Alignment Shares, $0.3 million of income tax benefit associated with nondeductible compensation, and $0.4 million of state income tax expense.
Related to the $21.8 million of income tax benefit, the Company has issued redeemable warrants and Alignment Shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and Alignment Shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
Net income attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$1,446	$352	$1,094	310.8%

Net income attributable to redeemable noncontrolling interests and noncontrolling interests increased by $1.1 million, or 310.8%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to acquisitions of tax equity partnerships with non-controlling interests, changes in funding provided by a tax equity investors, and changes in income and loss allocations in accordance with agreements. Overall increase was partially offset by loss allocations due to reduced recapture periods for investment tax credits.

Results of Operations – Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022 (Unaudited)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Operating revenues, net	$120,970	$74,399	$46,571	62.6%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	21,382	12,842	8,540	66.5%
General and administrative	23,847	19,502	4,345	22.3%
Depreciation, amortization and accretion expense	38,054	20,819	17,235	82.8%
Acquisition and entity formation costs	3,128	583	2,545	436.5%
Loss (gain) on fair value remeasurement of contingent consideration	150	(146)	296	(202.7)%
Loss (gain) on disposal of property, plant and equipment	649	(2,222)	2,871	(129.2)%
Stock-based compensation	11,304	6,670	4,634	69.5%
Total operating expenses	$98,514	$58,048	$40,466	69.7%
Operating income	22,456	16,351	6,105	37.3%
Other (income) expense
Change in fair value of redeemable warrant liability	—	6,447	(6,447)	(100.0)%
Change in fair value of Alignment Shares liability	(23,331)	9,367	(32,698)	(349.1)%
Other expense (income), net	1,569	(2,860)	4,429	(154.9)%
Interest expense, net	30,150	15,768	14,382	91.2%
Total other expense	$8,388	$28,722	$(20,334)	(70.8)%
Income (loss) before income tax expense	$14,068	$(12,371)	$26,439	(213.7)%
Income tax expense	(77)	(2,548)	2,471	(97.0)%
Net income (loss)	$13,991	$(14,919)	$28,910	(193.8)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,781)	(2,473)	(1,308)	52.9%
Net income (loss) attributable to Altus Power, Inc.	$17,772	$(12,446)	$30,218	(242.8)%
Net income (loss) per share attributable to common stockholders
Basic	$0.11	$(0.08)	$0.19	(237.5)%
Diluted	$0.11	$(0.08)	$0.19	(237.5)%
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	158,687,373	153,482,503	5,204,870	3.4%
Diluted	160,965,682	153,482,503	7,483,179	4.9%

Operating revenues, net

	Nine Months Ended September 30,		Change
	2023	2022	Change	%
	(in thousands)
Power sales under PPAs	$43,079	$18,058	$25,021	138.6%
Power sales under NMCAs	33,970	20,908	13,062	62.5%
Power sales on wholesale markets	1,474	3,519	(2,045)	(58.1)%
Total revenue from power sales	78,523	42,485	36,038	84.8%
Solar renewable energy credit revenue	33,346	28,521	4,825	16.9%
Rental income	2,198	2,334	(136)	(5.8)%
Performance based incentives	4,487	1,059	3,428	323.7%
Revenue recognized on contract liabilities	$2,416	$—	$2,416	100.0%
Total operating revenues, net	$120,970	$74,399	$46,571	62.6%
Operating revenues, net increased by $46.6 million, or 62.6%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
Cost of operations

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$21,382	$12,842	$8,540	66.5%
Cost of operations increased by $8.5 million, or 66.5%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$23,847	$19,502	$4,345	22.3%
General and administrative expense increased by $4.3 million, or 22.3%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$38,054	$20,819	$17,235	82.8%

Depreciation, amortization and accretion expense increased by $17.2 million, or 82.8%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Acquisition and entity formation costs	$3,128	$583	$2,545	436.5%
Acquisition and entity formation costs increased by $2.5 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to costs associated with the True Green II Acquisition.
Loss (gain) on fair value remeasurement of contingent consideration

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Loss (gain) on fair value remeasurement of contingent consideration	$150	$(146)	$296	(202.7)%
Loss (gain) on fair value remeasurement of contingent consideration is primarily associated with the Solar Acquisition (as defined in Note 7, “Fair Value Measurements," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Loss on fair value remeasurement was recorded for the nine months ended September 30, 2023, due to changes in the values of significant assumptions used in the measurement, including the estimated market power rates.
Loss (gain) on disposal of property, plant and equipment

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Loss (gain) on disposal of property, plant and equipment	$649	$(2,222)	$2,871	(129.2)%
Loss (gain) on disposal of property, plant and equipment is associated with the disposal of land or equipment that occurred in each period. The loss or gain was calculated as the difference between the consideration received and the carrying value of the disposed asset.
Stock-based compensation

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Stock-based compensation	$11,304	$6,670	$4,634	69.5%
Stock-based compensation increased by $4.6 million, or 69.5%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Change in fair value of redeemable warrant liability

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$—	$6,447	$(6,447)	(100.0)%
In connection with the Merger, the Company assumed a redeemable warrant liability. As discussed in Note 7, "Fair Value Measurements," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, all outstanding warrants were redeemed on October 17, 2022, thus, no gain or loss on remeasurement of redeemable warrant liability was recognized for the nine months ended September 30, 2023.
Change in fair value of Alignment Shares liability

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(23,331)	$9,367	$(32,698)	(349.1)%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of September 30, 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price as of September 30, 2023, compared to December 31, 2022.
Other expense (income), net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Other expense (income), net	$1,569	$(2,860)	$4,429	(154.9)%
Other expense was approximately $1.6 million during the nine months ended September 30, 2023, as compared to other income of $2.9 million during the nine months ended September 30, 2022, primarily due to a Hawaii state grant of $1.5 million and interest income of $1.0 million during nine months ended September 30, 2022, as well as miscellaneous other income and expense items during each period.
Interest expense, net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$30,150	$15,768	$14,382	91.2%
Interest expense increased by $14.4 million, or 91.2%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the increase of outstanding debt held by the Company. The increase was partially offset by $3.7 million of unrealized gain on interest rate swaps during the nine months ended September 30, 2022.
Income tax expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Income tax expense	$(77)	$(2,548)	$2,471	(97.0)%

For the nine months ended September 30, 2023, the Company recorded an income tax expense of $0.1 million in relation to pretax income of $14.1 million, which resulted in an effective income tax rate of 0.7%. The effective income tax rate was primarily impacted by $7.6 million of income tax benefit related to fair value adjustments on Alignment Shares, $3.8 million of income tax expense associated with nondeductible compensation, $0.7 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.2 million of income tax expense related to other miscellaneous items.
Related to the $7.6 million of income tax benefit, the Company has issued Alignment Shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The Alignment Shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
For the nine months ended September 30, 2022, the Company recorded an income tax expense of $2.5 million in relation to a pretax loss of $12.4 million, which resulted in an effective income tax rate of negative 20.2%. The effective income tax rate was primarily impacted by $2.7 million of income tax expense related to fair value adjustments on redeemable warrants and Alignment Shares, $1.1 million of income tax expense associated with nondeductible compensation, $0.6 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.5 million of state income tax expense.
Related to the $2.7 million of income tax benefit, the Company has issued redeemable warrants and Alignment Shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The redeemable warrants and Alignment Shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(3,781)	$(2,473)	$(1,308)	52.9%

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $1.3 million, or 52.9%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to changes in funding provided by a tax equity investors, and reduced recapture periods for investment tax credits. Overall increase was partially offset by income allocations from acquisitions of tax equity partnerships with non-controlling interest, and changes in income and loss allocations in accordance with agreements.
Liquidity and Capital Resources
As of September 30, 2023, the Company had total cash and restricted cash of $84.0 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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

Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of September 30, 2023, we do not expect to cancel these agreements.
The Company has operating leases for land and building rooftops and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of September 30, 2023 and December 31, 2022, the Company had outstanding letters of credit and surety bonds totaling $41.1 million and $15.4 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve accounts associated with our term loans. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the nine months ended September 30, 2023, no shares of common stock were sold through the ATM equity program. Any issuances under the ATM are subject to approval of the Board.
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
As of September 30, 2023, the outstanding principal balance of the APAF Term Loan was $477.8 million less unamortized debt discount and loan issuance costs totaling $6.9 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.

As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF Term Loan.
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
As of September 30, 2023, the outstanding principal balance of the APAF II Term Loan was $114.7 million, less unamortized debt issuance costs of $2.3 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAF II Term Loan.
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
On June 15, 2023 and July 21, 2023, the Company amended the APAF III Term Loan to add a total of $47.0 million additional borrowings, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility, and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million of issuance costs and $1.5 million of issuance discount, which have been deferred and are recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendments of the facility, the Company expensed $0.4 million of financing costs, which are included in Other expense, net in the condensed consolidated statements of operations for the nine months ended September 30, 2023.
As of September 30, 2023, the outstanding principal balance of the APAF III Term Loan was $265.3 million, less unamortized debt issuance costs and discount of $12.7 million. As of September 30, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver matures on December 19, 2027. As of September 30, 2023, and December 31, 2022, outstanding under the APAG Revolver were $55.0 million and zero, respectively. As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the APAG Revolver.
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
As of September 30, 2023, the outstanding principal balance of the term loan is $11.0 million, less unamortized debt discount of $1.9 million. As of December 31, 2022, the outstanding principal balance of the term loan is $12.6 million, less unamortized debt discount of $2.2 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants under the Project-Level Term Loan.
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
As of September 30, 2023, the Company's recorded financing obligations were $42.2 million, net of $1.0 million of deferred transaction costs. As of December 31, 2022, the Company's recorded financing obligations were $35.6 million, net of $1.1 million of deferred transaction costs. Payments $1.1 million and $0.9 million were made under financing obligations for the three months ended September 30, 2023, and 2022, respectively. Payments of $2.6 million and $1.5 million were made under financing obligations for the and nine months ended September 30, 2023 and 2022, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended September 30, 2023 and 2022, was $0.4 million and $0.4 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the nine months ended September 30, 2023 and 2022, was $1.3 million and $1.1 million, respectively.
Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used for):
Operating activities	$49,096	$24,839
Investing activities	(428,545)	(44,911)
Financing activities	264,039	(12,860)
Net decrease in cash and restricted cash	$(115,410)	$(32,932)
Operating Activities
During the nine months ended September 30, 2023, cash provided by operating activities of $49.1 million consisted primarily of net income of $14.0 million adjusted for net non-cash expenses of $30.2 million and increase in net liabilities of $4.9 million.
During the nine months ended September 30, 2022, cash provided by operating activities of $24.8 million consisted primarily of net loss of $14.9 million adjusted for net non-cash income of $45.3 million and increase in net assets of $5.5 million.
Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $428.5 million, consisting of $89.3 million of capital expenditures, $313.3 million of payments to acquire renewable energy businesses, net of cash and restricted cash acquired, and $28.3 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired. Net cash used in investing activities was partially offset by $2.4 million of proceeds from disposal of property, plant and equipment.
During the nine months ended September 30, 2022, net cash used in investing activities was $44.9 million, consisting of $35.7 million of capital expenditures and $13.3 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired. Net cash used in investing activity was partially offset by $3.6 million of proceeds from disposal of property, plant and equipment and $0.5 million of other investing activities.
Financing Activities
Net cash provided by financing activities was $264.0 million for the nine months ended September 30, 2023, which primarily consisted of $311.6 million of proceeds from issuance of long-term debt and $8.3 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially off-set by $41.9 million to repay long-term debt, $3.0 million paid for debt issuance costs, $3.3 million of distributions to noncontrolling interests, $4.5 million of deferred purchase price paid, and $3.2 million paid for the redemption of redeemable noncontrolling interests.
Net cash used for financing activities was $12.9 million for the nine months ended September 30, 2022, which consisted primarily of $13.3 million to repay long-term debt, $0.7 million paid for equity issuance costs, and $1.9 million of distributions to noncontrolling interests. Net cash used for financing activities was partially offset by $3.2 million of contributions from noncontrolling interests.

Critical Accounting Policies and Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Annual Report on Form 10-K.
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
Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2022 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended September 30, 2023, the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Maximum Number of Shares of Class A Common Stock to be Sold (1)	Duration (2)	Adoption Date	Expiration Date
Dustin Weber Chief Financial Officer	750,000	December 14, 2023 – December 31, 2024	September 14, 2023	December 31, 2024
Anthony Savino Chief Construction Officer	1,200,000	January 2, 2024 – December 31, 2024	September 14, 2023	December 31, 2024
Lars Norell (3) Co-Chief Executive Officer	1,800,000	December 1, 2023 – May 30, 2025	August 28, 2023	May 30, 2025

(1) The volume of sales is determined, in part, based on certain pricing triggers outlined in each adopting person's trading arrangement.

(2) Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.

(3) Mr. Norell entered into his Rule 10b5-1 trading arrangement, dated August 28, 2023 (the “Norell Trading Arrangement”) through Start Capital LLC, an entity which he controls. The Norell Trading Arrangement amends Mr. Norell’s prior Rule 10b5-1 trading arrangement intending to satisfy the affirmative defense of Rule 10b5-1(c), which was adopted on December 28, 2022, had a duration of April 3, 2023 to December 29, 2023, and provided for a sale of 495,000 total shares of Class A common stock, subject to certain pricing triggers.

Item 6. Exhibits

Exhibit No.	Description
10.1
Credit Agreement, dated November 10, 2023, APACF II, LLC (the “Borrower”), APACF II HOLDINGS, LLC, as Equity Holder, Pass Equipment Co, LLC, the project companies from to time party thereto, the tax equity holdcos from time to time party thereto, U.S. BANK TRUST COMPANY, NATIONAL ASSOCIATION, as Administrative Agent and Collateral Agent, U.S. BANK NATIONAL ASSOCIATION, as Document Custodian, each lender from time to time party thereto (collectively, the “Lenders” and individually, a “Lender”) and Blackstone Asset Based Finance Advisors LP (“Blackstone”), as Blackstone representative for the Lenders (incorporate by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2023).

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

Date: November 13, 2023	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Date: November 13, 2023	By:	/s/ Lars R. Norell
	Name:	Lars R. Norell
	Title:	Co-Chief Executive Officer

Date: November 13, 2023	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer