Form 10-K
period 2023-12-31
Altus Power, Inc.
filed 2024-03-14
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant at June 30, 2023, the last business day of the Registrant's most recently completed second quarter, was $393,193,278 (based on the closing sales price of the Class A shares on June 30, 2023, of $5.40).

As of March 1, 2024, there were 159,081,159 shares of the registrant's Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into the sections of this Form 10-K addressing the requirements of Part III of Form 10-K.

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

Item 1. Business
Each of the terms “Altus,” "Altus Power," the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to Altus Power Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

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
We own systems across the United States from Hawaii to Maine. Our portfolio consists of 896 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 450 enterprise entities and contracts with over 20,000 residential customers which are serviced by over 240 MW of community solar projects currently in operation. Our community solar projects are currently serving customers in 8 states. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last fiscal year as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of over 100,000 homes, displacing over 550,000 tons of CO2 emissions per annum.
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
Following the closing of the Business Combination Agreement, Altus' Class A common stock and Public Warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “AMPS” and “AMPS WS”, respectively. The Public Warrants have been fully redeemed by the Company, stopped trading on the NYSE on October 14, 2022, and were delisted.
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
We believe that leadership in ESG practices is central to accomplishing our mission, so we continue to take steps to address the environmental and social risks of our operations and products. To this end, our Corporate Social Responsibility Committee is dedicated to implementing and improving upon already existing sustainability practices throughout our company. Our team is passionate about empowering communities and businesses to accelerate the global energy transition while also doing everything we can to foster a diverse, inclusive and innovative corporate culture at Altus Power.
Our sustainability efforts are organized into the three ESG pillars: Environment, Social, and Governance. We plan to report how we oversee and manage ESG factors in an annual sustainability report. In this report we plan to reference the Global Reporting Initiative (GRI) standards. In 2023, we joined the United Nations Global Compact and are committed to adhering to its principles-based approach to responsible business.
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
Altus is in the process of developing our next generation proprietary software stack to support our growth and increase our efficiency with digital tools that will enable our platforms to have full integration into our B2B and B2C lifecycles from origination through maintenance. Our systems use production data sources to ensure visibility into how projects are performing against baseline forecasts. They also provide streamlined asset registration and customer data management. We warehouse our technology and project data, contracts, and customer records and have the alert and monitoring systems developed to ensure we have maximum uptime. Our next generation proprietary software stack with artificial intelligence and machine learning will support our growth and security, and increase our efficiency.
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
Intellectual Property
We have registered trademarks for “Altus Power” and the Altus Power logo, U.S. Service Mark Registration Numbers 6,764,603 and 6,751,205, respectively. We have filed a trademark application for "Village by Altus Power," U.S. Trademark Application No. 97/748,067 and for "Altus IQ," U.S. Trademark Application No. 98130707. We have filed a patent application for the Simulation of Carbon Emissions, United States Patent Application No. 18/128,096. Altus has registered domain names, including www.altuspower.com. Information contained on or accessible through the website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. Altus does not currently have any issued patents. Altus has filed for a patent application on the "Simulation of Carbon Emissions" and intends to file additional patent applications as we continue to innovate through our research and development efforts.
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
Corporate Information
Altus Power, Inc. (f/k/a CBRE Acquisition Holdings, Inc.) is a corporation formed under the laws of the State of Delaware on October 13, 2020. Our principal executive offices are located at 2200 Atlantic Street, 6th Floor, Stamford, CT 06902, and our telephone number is (203) 698-0090.
The Altus design logo, “Altus” and our other common law trademarks, service marks or trade names appearing in this prospectus are the property of Altus. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners and Altus has permission to use such trade names and trademarks.
Human Capital Resources
As of December 31, 2023, Altus had 93 employees, all of which were full-time employees. As of December 31, 2023, none of Altus’s employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good.
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

Special Note Regarding Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “continue,” “expect,” “estimate,” “may,” “plan,” “outlook,” “target,” “future” and “project” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. These statements are based on our management’s current expectations and beliefs, as well as a number of assumptions concerning future events.
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
•the possibility that we may be adversely affected by other economic, business, regulatory and/or competitive factors; and
•other factors detailed herein under the section entitled “Risk Factors.”
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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors,” below.
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
With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.
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
•development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or
•development of new energy generation technologies that provide less expensive energy.

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

Any additional supply shortages, delays, quality issues, price changes or other limitations in our ability to obtain components we use, including as a result of our transition to more diverse solar suppliers from various countries, including from domestic providers, and hostilities in the Red Sea, could limit our growth, cause cancellations or adversely affect our profitability, result in loss of market share and damage to our brand, and cause our financial results and operational metrics to suffer.
Although our business has benefited from the declining cost of solar panels in the past, our financial results may be harmed now that the cost of solar panels has increased, and our costs overall may continue to increase in the future, due to increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government.
The declining cost of solar panels and the raw materials necessary to manufacture them in the past has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With the increase of solar panel and raw materials prices and because our costs overall may continue to increase, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could increase in the future due to tariffs, the Russia invasion of Ukraine hostilities in the Red Sea, or other factors.
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
On February 8, 2022, Auxin Solar, a U.S. module manufacturer petitioned the U.S. Department of Commerce to investigate whether crystalline silicon PV ("CSPV") cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia from eight solar companies are circumventing US anti-dumping and countervailing duty ("AD/CVD") orders on cells and modules from China, which places a 100% to 250% tariff on such modules. The U.S. Department of Commerce decided to open a country-wide circumvention inquiry investigation and on December 7, 2022, the U.S. Department of Commerce made a preliminary determination that four of the eight companies being investigated are attempting to bypass U.S. duties by doing minor processing in one of the Southeast Asian countries before shipping to the United States. Because the U.S. Department of Commerce preliminarily found that circumvention was occurring through each of the four Southeast Asian countries, the U.S. Department of Commerce is making a “country-wide” circumvention finding, which simply designates the country as one through which solar cells and modules are being circumvented from the PRC. Companies in these countries will be permitted to certify that they are not circumventing the AD/CVD orders, in which case the circumvention findings will not apply. These findings were preliminary, and the U.S. Department of Commerce issued its final determination on August 18, 2023, affirming the preliminary finding that such Chinese companies were shipping their solar products through such Southeast Asian countries to avoid paying anti-dumping and countervailing duties. These AD/CVD orders have impeded our ability to import solar modules from certain suppliers and we are mitigating the effects by diversifying the suppliers from whom we procure our solar modules and entering into long-term flexible supply agreements. which transition may cause delays.
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
As of December 31, 2023, a majority of our solar facilities were in New Jersey, New York, Massachusetts, and California. We have recently expanded to include North Carolina and South Carolina to our list of states we are concentrated in and expect our near-term future growth to occur in states such as Maryland, New York, and New Jersey, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.
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
As of December 31, 2023, we had 93 employees, all of which were full-time employees. We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.
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
We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future and these may increase as a result of the Russia invasion of Ukraine. Our generation and energy storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.
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
As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $340.1 million and $225.7 million, respectively, which begin expiring in varying amounts in 2034 and 2024, respectively, if unused. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
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
As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.
We are an "emerging growth company," within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements that are available to “emerging growth companies,” but not to other public companies, including:
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

We plan in filings with the U.S. Securities and Exchange Commission ("SEC"), we plan to continue to utilize the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We expect to remain an “emerging growth company” until the earliest of:
•December 31, 2025;
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
Our business has achieved rapid growth since we launched. Our net revenue was $155.2 million and $101.2 million for the years ended December 31, 2023 and 2022, respectively. However, our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all.
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
We are subject to Federal Energy Regulatory Commission ("FERC") rules related to energy generation that are designed to facilitate competition on practically a nationwide basis by providing greater certainty, flexibility and more choices to power customers. We cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond our control. There can be no assurance that we will be able to respond adequately or sufficiently quickly to such rules and developments, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2023, over 25% of our business operates pursuant to contracts and transactions with residential customers via community solar. We must comply with federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security and warranties. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations, or their interpretation, could affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective community solar customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur additional expenses, which could have an adverse effect on our business, financial condition and results of operations.
Changes in tax laws, guidance or policies, including, but not limited to, changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect our business, financial condition, results of operations and prospects.
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
As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2023. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
Our management has developed a remediation plan which we have begun and will continue to implement. These remediation measures are ongoing and include: hiring additional finance department employees with appropriate expertise; progressing towards the completion of our formalized risk assessment for SOX processes, including process mapping; and proceeding with steps intended to remediate the selection and development of control activities material weakness through the documentation of processes and controls in the financial statement close, reporting and disclosure processes while working to further enable our enterprise resource planning system and implement supporting software to improve the accuracy and controls over financial reporting. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate, however we may encounter problems or delays in completing the remediation of the material weaknesses. In connection with the material weaknesses identified in our internal controls over financial reporting we determined that our internal controls over financial reporting are not effective and were not effective as of December 31, 2023.
If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and our company could become subject to litigation or investigations by NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources. Each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.
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
We have 996,188 Alignment Shares outstanding, all of which will be held by the Sponsor, certain officers of CBAH (such officers, together with the Sponsor, the "Sponsor Parties") and existing CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to this Form) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
We estimate the fair value of our Alignment Share using a Monte Carlo simulation, which is based on various market inputs (e.g., measurement of our stock price after the consummation of the Merger).
As a result of the estimation processes involved in presenting these instruments at fair value, our financial statements and results of operations may fluctuate quarterly, based on various factors, many of which are outside of our control. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on Alignment Shares for each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
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
•the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentives;
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Our process for assessing, identifying, and managing material risks from cybersecurity threats alongside other risks is an integral part of our overall risk management system. This process is achieved by implementing specific controls, continuous monitoring, collaborative response plans, and regular reviews. Integration ensures a comprehensive view of risk and facilitates informed decision-making and a proactive approach to risk management. We employ various cybersecurity frameworks to ensure comprehensive protection of our systems and data, such as the NIST Cybersecurity Framework and elements of the CIS Controls Framework. By aligning with these standards and leveraging industry-specific best practices, we create a cybersecurity strategy to address the challenges of the solar power sector.
Regular assessments are conducted to identify potential cybersecurity risks across our organization, ensuring a comprehensive understanding of our risk exposure. To support our capabilities, we engage assessors, consultants, auditors, and other third parties with specialized expertise in cybersecurity. Their assessments cover various aspects of our infrastructure, including penetration testing, vulnerability assessments, and compliance audits, enabling us to strengthen our defenses against current and emerging threats.
Additionally, we have established processes to oversee and identify cybersecurity risks associated with third-party service providers. Thorough evaluations of their cybersecurity practices are conducted before engagement, ensuring our standards are met. Contractual agreements include requirements that enforce compliance with our security protocols, mitigating risks associated with third-party interactions.
Cybersecurity threats have the potential to disrupt our day-to-day operations, compromise sensitive data, and damage our reputation. While we have not experienced any material cybersecurity incidents to date, we acknowledge the potential impact of such threats on our business strategy, operations, and financial status. Additionally, regulatory fines or legal liabilities resulting from data breaches or non-compliance with cybersecurity standards will have a significant financial impact.
The Board of Directors provides supervision of cybersecurity risks to ensure the security of our company's operations. The Board of Directors receives updates quarterly on cybersecurity threats, vulnerabilities, and incidents from management from the Chief Digital Officer and IT Manager. These updates include information on the prevention, detection, and remediation of cybersecurity incidents, as well as monitoring key performance indicators, such as the effectiveness of security controls and overall cybersecurity posture.
Management plays a critical role in assessing and managing the company's material risks from cybersecurity threats. Cybersecurity efforts are overseen by the Chief Digital Officer, supported by a dedicated team. The Chief Digital Officer has over 20 years of experience in leadership roles in the digital domain at renowned organizations such as Nasdaq and TIAA. Their expertise encompasses a deep understanding of cyber threats, risk management strategies, and regulatory compliance requirements which positions the Chief Digital Officer to lead the company against evolving cyber-related threats.
Notwithstanding our efforts described above, the Company cannot guarantee that it will be successful in identifying and preventing all cybersecurity risks. For a discussion of how the occurrence of such risks may impact Altus’ business, see the section entitled “Risk Factors” above.

Item 2. Properties
Our corporate headquarters is located in Stamford, Connecticut, where we lease and occupy 33,000 square feet of office space. The current term of our lease expires on May 1, 2032, with an option to continue thereafter for one term of five years. We believe that this facility is adequate to meet our current and near-term needs.
In addition, we own and operate solar generating facilities located in 25 states. We believe that no single solar generating facility is material to our business, results of operations or financial condition.
The following table provides an overview of our solar generating facilities by state as of December 31, 2023:

State	Megawatts installed	Share, percentage
New Jersey	160	17.9%
New York	155	17.3%
Massachusetts	149	16.6%
California	120	13.4%
North Carolina	67	7.5%
Minnesota	57	6.4%
South Carolina	42	4.7%
Hawaii	34	3.8%
Nevada	21	2.3%
All others	91	10.1%
Total	896	100.0%

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
Holders
As of March 1, 2024, there were approximately 23 holders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Class A common stock are held in street name by banks, brokers and other nominees.
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
We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of 896 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 450 enterprise entities and contracts with over 20,000 residential customers which are serviced by over 240 MW of community solar projects currently in operation. Our community solar projects are currently serving customers in 8 states. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last fiscal year as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of over 100,000 homes, displacing over 550,000 tons of CO2 emissions per annum.
Comparability of Financial Information
Our historical operations and financial position may not be comparable to our current operations and financial position for reasons that include, but are not limited to, recent acquisitions as described in Note 6, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Report, the adoption of new accounting standards as described in Note 2, "Significant Accounting Policies," and costs associated with becoming a public company.
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The weighted-average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of December 31, 2023, these variable rate contracts make up approximately 53% of our current installed portfolio. During the year ended December 31, 2023, overall utility rates have been increasing in states where we have projects under variable rate contracts. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
•Flexible Financing Solutions: We have a market-leading cost of capital in an investment-grade rated scalable credit facility from Blackstone, which enables us to be competitive bidders in asset acquisition and development. In addition to our Blackstone term loan, we also have financing available through a revolving credit facility which has $200 million of committed capacity with 5-year maturity and interest of SOFR plus spread between 160 - 260 bps on drawn balances, a construction facility which has $200 million of committed capacity with a 5-year maturity and interest of SOFR plus 350 bps on drawn balances, and a term loan which has $100 million of additional committed capacity with a 6-year maturity and an initial fixed interest rate of 8.50%, subject to adjustments.
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
Projects originated by our channel partners which we then develop, engineer and construct benefit from a shorter time from agreed terms to revenues, typically 6 to 9 months based on our historical experience. Projects that we are originating ourselves and self-developing, such as those with a lead from CBRE or Blackstone, would historically take 12 to 15 months from agreed terms to bring to commercial operation. Given the supply chain challenges and permitting and interconnection delays described above, as of December 31, 2023, these historical timelines are currently pushed out by approximately 3 to 6 months.
Seasonality
The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months and poor weather conditions due to rain or snow result in less irradiation, the output of solar energy systems will vary depending on the season and the overall weather conditions in a year. While we expect seasonal variability to occur, the geographic diversity in our assets helps to mitigate our aggregate seasonal variability.
Another aspect of seasonality to consider is in our construction program, which is more productive during warmer weather months and generally results in project completion during fourth quarter. This is particularly relevant for our projects under construction in colder climates like the Northeast.
Pipeline
As of December 31, 2023, our pipeline of opportunities totaled over one gigawatt and is comprised of a mix of operating acquisitions and development projects. The operating acquisitions are dynamic with new opportunities being evaluated by our team each quarter.
As of December 31, 2023, with respect to the portion of our pipeline made up of development projects, approximately 105 MW of these projects are currently in construction or pre-construction and approximately 160 MW of these projects are in the contracting or due diligence phase.

As of December 31, 2023, with respect to the portion of our pipeline made up of potential operating acquisitions, approximately 106 MW of these projects are in the closing phase and approximately 7 MW of these projects are in negotiation.
The remainder of the pipeline represents projects that are in the initial engagement phase of either development or acquisition.
On January 31, 2024, the Company, through its wholly-owned subsidiary, Altus Power, LLC, signed and closed on its purchase of approximately 84 MW of solar assets (the “Vitol Acquisition”) through an acquisition of the membership interests in various project companies. The Membership Interest Purchase Agreement, by and between Vitol Solar I LLC, a Delaware limited liability company, and Altus Power, LLC, a Delaware limited liability company, is dated as of January 31, 2024. The base purchase price for these assets is approximately $119.7 million. The base purchase price and associated costs and expenses was funded by cash on hand. The purchase price is also subject to customary adjustments for working capital and other items.
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

	As of December 31,		Change
	2023	2022	$	%
Megawatts installed	896	470	426	91%
Cumulative megawatts installed increased from 470 MW as of December 31, 2022 to 896 MW as of December 31, 2023, a 91% increase.
The following table provides an overview of megawatts installed by state as of December 31, 2023:

State	Megawatts installed	Share, percentage
New Jersey	160	17.9%
New York	155	17.3%
Massachusetts	149	16.6%
California	120	13.4%
North Carolina	67	7.5%
Minnesota	57	6.4%
South Carolina	42	4.7%
Hawaii	34	3.8%
Nevada	21	2.3%
All others	91	10.1%
Total	896	100.0%

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	As of December 31,		Change
	2023	2022	$	%
Megawatt hours generated	780,943	455,630	325,313	71%
Megawatt hours generated increased from 455,630 MWh for the year ended December 31, 2022, to 780,943 MWh for the year ended December 31, 2023, a 71% increase.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income plus net interest expense, depreciation, amortization and accretion expense, income tax expense or benefit, acquisition and entity formation costs, stock-based compensation expense, and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, gain or loss on fair value remeasurement of contingent consideration, gain or loss on disposal of property, plant and equipment, change in fair value of redeemable warrant liability, change in fair value of Alignment Shares liability, loss on extinguishment of debt, net, and other miscellaneous items of other income and expenses.
We define adjusted EBITDA margin as adjusted EBITDA divided by operating revenues.
Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures that we use to measure our performance. We believe that investors and analysts also use adjusted EBITDA and adjusted EBITDA margin in evaluating our operating performance. These measurements are not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to adjusted EBITDA is net income and to adjusted EBITDA margin is net income over operating revenues. The presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed to suggest that our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of adjusted EBITDA and adjusted EBITDA margin are not necessarily comparable to adjusted EBITDA and adjusted EBITDA margin as calculated by other companies and investors and analysts should read carefully the components of our calculations of these non-GAAP financial measures.
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

	Year Ended December 31,
	2023	2022
	(in thousands)
Reconciliation of Net (loss) income to Adjusted EBITDA:
Net (loss) income	$(25,973)	$52,167
Income tax (benefit) expense	(683)	1,076
Interest expense, net	47,486	22,162
Depreciation, amortization and accretion expense	53,627	29,600
Stock-based compensation expense	14,984	9,404
Acquisition and entity formation costs	4,508	3,629
Loss on fair value remeasurement of contingent consideration	2,207	79
Loss (gain) on disposal of property, plant and equipment	649	(2,222)
Change in fair value of redeemable warrant liability	—	5,647
Change in fair value of Alignment Shares liability	(5,632)	(61,314)
Loss on extinguishment of debt, net	116	2,303
Other expense (income), net	1,784	(3,926)
Adjusted EBITDA	$93,073	$58,605

	Year Ended December 31,
	2023	2022
	(in thousands)
Reconciliation of Adjusted EBITDA Margin:
Adjusted EBITDA	93,073	58,605
Operating revenues, net	155,162	101,163
Adjusted EBITDA margin	60%	58%

Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of December 31, 2023, PPAs have a weighted-average remaining life of 11 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of December 31, 2023, NMCAs have a weighted-average remaining life of 18 years.
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
Power sales on wholesale markets. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) on the wholesale market operated by PJM Interconnection at floating spot prices. The promise to sell energy on a wholesale market is a separate distinct performance obligation and revenue is recognized as energy is delivered at the interconnection point.
Rental income. Rental income is primarily derived from long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with production of solar facilities, which are recognized as rental income in period the energy is delivered.
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
In 2023, performance based incentives are primarily represented by cash awards granted to the Company by the New York State Energy Research & Development Authority ("NYSERDA") for the development of distributed solar facilities in the State of New York.
Revenue recognized on contract liabilities. The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037.
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
General and administrative expense. General and administrative expense consists primarily of salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance and training, information technology and software services, marketing and communications, travel, rent, and other office-related expenses.
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
Fair value remeasurement of contingent consideration. In connection with various acquisitions, contingent consideration may be payable upon achieving certain conditions. The Company estimates the fair value of contingent consideration using a Monte Carlo simulation model or an expected cash flow approach. Significant assumptions used in the measurement of fair value of contingent consideration associated with various acquisitions include market power rates, estimated volumes of power generation of acquired solar energy facilities, percentage of completion of in-development solar energy facilities, and the risk-adjusted discount rate associated with the business.
Gain or loss on disposal of property, plant and equipment. In connection with the disposal of assets, the Company recognizes a gain or loss on disposal of property, plant and equipment, which represents the difference between the consideration received and the carrying value of the disposed asset.
Stock-based compensation expense. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Omnibus Incentive Plan, as defined in Note 17, "Stock-Based Compensation," to our consolidated financial statements included elsewhere in this Report.
Change in fair value of redeemable warrant liability. In connection with the our business combination with CBRE Acquisition Holdings, Inc. as described in Note 1, “General,” to our audited consolidated annual financial statements included elsewhere in this Report (the "Merger"), the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement (the "Private Placement Warrants"). In October 2022, the Company redeemed all outstanding Redeemable Warrants. The redeemable warrant liability was remeasured through the date all outstanding Redeemable Warrants were redeemed, and the resulting loss was included in the consolidated statements of operations.
Change in fair value of Alignment Shares liability. Alignment Shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of December 31, 2023, and the resulting gain was included in the consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other expense (income), net. Other income and expenses primarily represent interest income, state grants, and other miscellaneous items.
Interest expense, net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and gains and losses on interest rate swaps.
Loss on extinguishment of debt, net. When the repayment of debt is accounted for as an extinguishment of debt, loss or gain on extinguishment of debt represents the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt.
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
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests. Net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation Book Value.

Results of Operations – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Operating revenues, net	$155,162	$101,163	$53,999	53.4%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	29,636	17,532	12,104	69.0%
General and administrative	32,453	25,026	7,427	29.7%
Depreciation, amortization and accretion expense	53,627	29,600	24,027	81.2%
Acquisition and entity formation costs	4,508	3,629	879	24.2%
Loss on fair value remeasurement of contingent consideration	2,207	79	2,128	*
Loss (gain) on disposal of property, plant and equipment	649	(2,222)	2,871	(129.2)%
Stock-based compensation	14,984	9,404	5,580	59.3%
Total operating expenses	$138,064	$83,048	$55,016	66.2%
Operating income	17,098	18,115	(1,017)	(5.6)%
Other (income) expenses
Change in fair value of redeemable warrant liability	—	5,647	(5,647)	(100.0)%
Change in fair value of Alignment Shares liability	(5,632)	(61,314)	55,682	(90.8)%
Other expense (income), net	1,784	(3,926)	5,710	(145.4)%
Interest expense, net	47,486	22,162	25,324	114.3%
Loss on extinguishment of debt, net	116	2,303	(2,187)	(95.0)%
Total other expense (income)	$43,754	$(35,128)	$78,882	(224.6)%
(Loss) income before income tax expense	$(26,656)	$53,243	(79,899)	(150.1)%
Income tax benefit (expense)	683	(1,076)	1,759	(163.5)%
Net (loss) income	$(25,973)	$52,167	$(78,140)	(149.8)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(16,618)	(3,270)	(13,348)	408.2%
Net (loss) income attributable to Altus Power, Inc.	$(9,355)	$55,437	$(64,792)	(116.9)%
Net (loss) income per share attributable to common stockholders
Basic	$(0.06)	$0.36	$(0.42)	(116.7)%
Diluted	$(0.06)	$0.35	$(0.41)	(117.1)%
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	158,699,959	154,648,788	4,051,171	2.6%
Diluted	158,699,959	155,708,993	2,990,966	1.9%
* Percentage is not meaningful

Operating revenues, net

	For the Year Ended December 31,		Change
	2023	2022	Change	%
	(in thousands)
Power sales under PPAs	$53,516	$24,906	$28,610	114.9%
Power sales under NMCAs	42,006	27,162	14,844	54.6%
Power sales on wholesale markets	1,756	4,146	(2,390)	(57.6)%
Total revenue from power sales	97,278	56,214	41,064	73.0%
Solar renewable energy credit revenue	45,542	40,502	5,040	12.4%
Rental income	2,784	3,038	(254)	(8.4)%
Performance based incentives	6,155	1,409	4,746	336.8%
Revenue recognized on contract liabilities	3,403	—	3,403	100.0%
Total	$155,162	$101,163	$53,999	53.4%

Operating revenues, net increased by $54.0 million, or 53.4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio. We have three main sources of revenue including via PPAs, NMCAs, and the sale of solar renewable energy credits. The revenue streams from PPAs and NMCAs vary slightly in how the customers are billed and in which states the projects earn credits, but both are products of long-term contracts with our customers who purchase power from our projects.
Cost of operations

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$29,636	$17,532	$12,104	69.0%
Cost of operations increased by $12.1 million, or 69.0%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$32,453	$25,026	$7,427	29.7%

General and administrative expense increased by $7.4 million, or 29.7%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$53,627	$29,600	$24,027	81.2%
Depreciation, amortization and accretion expense increased by $24.0 million, or 81.2%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Acquisition and entity formation costs	$4,508	$3,629	$879	24.2%
Acquisition and entity formation increased by $0.9 million, or 24.2%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to costs associated with the True Green II Acquisition and the Caldera Acquisition (as defined in Note 6, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Report) completed during 2023.
Loss on fair value remeasurement of contingent consideration

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Loss on fair value remeasurement of contingent consideration	$2,207	$79	$2,128	*
* Percentage is not meaningful

Loss on fair value remeasurement of contingent consideration is primarily associated with the True Green II Acquisition (as defined in Note 6, “Acquisitions,” to our audited consolidated financial statements included elsewhere in this Report) completed on February 15, 2023. Loss on fair value remeasurement was recorded for the years ended December 31, 2023 and 2022, due to changes in the values of significant assumptions used in the measurement of fair value.
Loss (gain) on disposal of property, plant and equipment

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Loss (gain) on disposal of property, plant and equipment	$649	$(2,222)	$2,871	(129.2)%
Loss (gain) on disposal of property, plant and equipment is associated with the disposal of land and solar facilities that occurred in 2022 and 2023, respectively (refer to Note 4, "Property, Plant and Equipment," to our audited consolidated financial statements included elsewhere in this Report for further details). The gain or loss was calculated as the difference between the consideration received and the carrying value of the disposed asset.
Stock-based compensation

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Stock-based compensation	$14,984	$9,404	$5,580	59.3%
Stock-based compensation expense increased by $5.6 million, or 59.3%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to restricted stock units granted in 2023 under the Omnibus Incentive Plan (as defined in Note 17, "Stock-Based Compensation," to our audited consolidated financial statements included elsewhere in this Report).
Change in fair value of redeemable warrant liability

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of redeemable warrant liability	$—	$5,647	$(5,647)	(100.0)%
In connection with the Merger, the Company assumed a redeemable warrant liability. As discussed in Note 9, "Fair Value Measurements," to our audited consolidated financial statements included elsewhere in this Report, all outstanding warrants were redeemed on October 17, 2022, thus no gain or loss on remeasurement of redeemable warrant liability was recognized for the year ended December 31, 2023.
Change in fair value of Alignment Shares liability

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(5,632)	$(61,314)	$55,682	(90.8)%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of December 31, 2023 and 2022, and the resulting gain was included in the consolidated statements of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
Other expense (income), net

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Other expense (income), net	$1,784	$(3,926)	$5,710	(145.4)%

Other expense was $1.8 million during the year ended December 31, 2023, primarily consisting of debt modification fees of $2.2 million, partially offset by interest income of $1.2 million, as well as other miscellaneous income and expense items. Other income was $3.9 million for the year ended December 31, 2022, primarily consisting of a Hawaii state grant of $1.5 million, interest income of $2.4 million, and other miscellaneous income and expense items.
Interest expense, net

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$47,486	$22,162	$25,324	114.3%
Interest expense increased by $25.3 million, or 114.3%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the increase of outstanding debt held by the Company during 2023.
Loss on extinguishment of debt, net

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Loss on extinguishment of debt, net	$116	$2,303	$(2,187)	(95.0)%
Loss on extinguishment of debt recognized by the Company during the year ended December 31, 2023, was associated with an amendment to the APAF III Term Loan (as defined in Note 8, "Debt," to our audited consolidated financial statements included elsewhere in this Report), partially offset by a gain associated with extinguishing certain financing obligations recognized in failed sale leaseback transactions. Loss on extinguishment of debt recognized by the Company during the year ended December 31, 2022, was associated with the repayment of loans assumed in the DESRI acquisition.
Income tax benefit (expense)

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Income tax benefit (expense)	$683	$(1,076)	$1,759	(163.5)%
For the year ended December 31, 2023, the Company recorded an income tax benefit of $0.7 million in relation to a pretax loss of $26.7 million, which resulted in an effective income tax rate of 2.6%. The effective income tax rate was primarily impacted by $3.5 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $2.5 million of tax expense associated with nondeductible compensation, $1.2 million of income tax benefit related to fair value remeasurement of Alignment Shares liability, $0.3 million of income tax benefit related to investment tax credits, and $0.2 million of state income tax expense.
For the year ended December 31, 2022, the Company recorded an income tax expense of $1.1 million in relation to a pretax income of $53.2 million, which resulted in an effective income tax rate of 2.0%. The effective income tax rate was primarily impacted by $11.7 million of income tax benefit related to fair value remeasurement of redeemable warrants and Alignment Shares liabilities, $1.6 million of tax expense associated with nondeductible compensation, $0.7 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.7 million of income tax benefit on transaction costs associated with the Merger return to provision adjustment.
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(16,618)	$(3,270)	$(13,348)	408.2%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests was $16.6 million and $3.3 million during the years ended December 31, 2023 and 2022, respectively. The overall increase in attributable loss was primarily due to changes in funding provided by a tax equity investor and reduced recapture periods for investment tax credits. Overall loss was partially offset by acquisitions of tax equity partnerships with non-controlling interests, and changes in income and loss allocations in accordance with agreements.
Liquidity and Capital Resources
As of December 31, 2023, the Company had total cash and restricted cash of $218.9 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our audited consolidated annual financial statements included elsewhere in this Report.
We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included proceeds from the issuance of redeemable preferred stock, borrowings under our debt facilities, third party tax equity investors and cash from operations. Additionally, the Company received cash proceeds of $293 million as a result of the Merger. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy facilities. We will seek to raise additional required capital from borrowings under our existing debt facilities, third party tax equity investors, and cash from operations.
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
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of December 31, 2023, we do not expect to cancel these agreements.
The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of December 31, 2023 and 2022, the Company had outstanding letters of credit and surety bonds totaling $60.1 million and $14.7 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve account associated with the Amended Rated Term Loan. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the year ended December 31, 2023, no shares of common stock were sold through the ATM equity program.
Debt

APAF Term Loan
On August 25, 2021, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $503 million term loan facility with Blackstone Insurance Solutions ("BIS") through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the “APAF Term Loan”). The APAF Term Loan has a weighted average 3.51% annual fixed interest rate and matures on February 29, 2056 (“Final Maturity Date”).
The APAF Term Loan amortizes at an initial rate of 2.5% of initial outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date. The APAF Term Loan is secured by membership interests in the Company's subsidiaries.
As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.
As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on SOFR plus a spread of 1.475%. Simultaneously with entering into the Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885%. The APAF II Term Loan is secured by membership interests in the Company's subsidiaries.
As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
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
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The APAF III term Loan amortizes at a rate of 2.5% of outstanding principal per annum until the anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses. The principal balance borrowed under the APAF III Term Loan was offset by $4.0 million of debt issuance costs and $6.3 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033. The APAF III Term Loan is secured by membership interests in the Company's subsidiaries.
On June 15, 2023, and July 21, 2023, the Company amended the APAF III Term Loan to add $47.0 million and $28.0 million of additional borrowings, respectively, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility (as defined below), and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million and $0.2 million of issuance costs, respectively, and $1.5 million and $1.1 million of issuance discount, respectively, which have been deferred and will be recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendments of the facility, the Company expensed $1.0 million of financing costs, which are included in Other expense, net in the consolidated statement of operations for the year ended December 31, 2023.
On December 20, 2023, the Company amended the APAF III Term Loan to add $163.0 million of additional borrowings, the proceeds of which were used to fund the Caldera Acquisition. The amendment increased the weighted average fixed interest rate for all borrowings under the APAF III Term Loan to 6.03%, and increased the rate of amortization for the new borrowings under the amendment to 3.25% per annum until June 30, 2033. The principal balance borrowed under the amendment was offset by $1.3 million of issuance costs and $0.8 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendments of the facility, the Company expensed $0.8 million of financing costs, which are included in Other expense, net in the consolidated statements of operations for the year ended December 31, 2023, and recognized a loss on extinguishment of debt of $0.2 million in the consolidated statements of operations for the year ended December 31, 2023.
As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of December 31, 2023, the Company was in compliance with all covenants.
APAGH Term Loan
On December 27, 2023, APA Generation Holdings, LLC (“APAGH” or the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “APAGH Term Loan”) with an affiliate of Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board, as "Lenders." The total commitment under the credit agreement is $100.0 million. The Company can also allow for the funding of additional incremental loans in an amount not to exceed $100.0 million over the term of the credit agreement at the discretion of the Lenders. Subject to certain exceptions, the Borrower’s obligations to the Lenders are secured by the assets of the Borrower, its parent, Altus Power, LLC (“Holdings”) and the Company and are further guaranteed by Holdings and the Company.
Interest accrues on any outstanding balance at an initial fixed rate equal to 8.50%, subject to adjustments. The maturity date of the term loan is December 27, 2029.
On December 27, 2023, the Company borrowed $100.0 million under the APAGH Term Loan to fund future growth needs, which was partially offset by $3.0 million of issuance discount. The Company incurred $1.0 million of debt issuance costs related to the APAGH Term Loan, which have been deferred and will be recognized as interest expense through December 27, 2029.
As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity, including letters of credit, of $200.0 million (the “APAG Revolver”). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of December 31, 2023 and 2022, amounts outstanding under the APAG Revolver were $65.0 million and zero, respectively. As of December 31, 2023 and 2022, unamortized loan issuance costs were $2.7 million and $3.4 million, respectively, which are recorded in Other current assets on the consolidated balance sheets. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
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
As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million. As of December 31, 2022, the outstanding principal balance of the term loan was $12.6 million, less unamortized debt discount of $2.1 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
APACF II Facility
On November 10, 2023, APACF II, LLC (“APACF II” or the “Borrower”) a wholly-owned subsidiary of the Company, entered into a credit agreement among the Borrower, APACF II Holdings, LLC, Pass Equipment Co., LLC, each of the project companies from time to time party thereto, each of the tax equity holdcos from time to time party thereto, U.S. Bank Trust Company, National Association, U.S. Bank National Association, each lender from time to time party thereto (collectively, the “Lenders”) and Blackstone Asset Based Finance Advisors LP, as Blackstone representative (“APACF II Facility”).
The aggregate amount of the commitments under the credit agreement is $200.0 million. The APACF II Facility matures on November 10, 2027, and bears interest at an annual rate of SOFR plus 3.25%. Borrowings under the credit agreement may be used by the Borrower to fund construction costs including equipment, labor, interconnection, as well as other development costs. The Company incurred $0.3 million of debt issuance costs related to the APACF II Facility, which have been deferred and will be recognized as interest expense through November 10, 2027.
As of December 31, 2023, no amounts were outstanding under the APACF II Facility.
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
As of December 31, 2023 and 2022, the Company's recorded financing obligations were $41.8 million, net of $0.9 million of deferred transaction costs, and $35.6 million, net of $1.1 million of deferred transactions costs, respectively. Payments of $5.5 million and $2.2 million were made under the financing obligation for the years ended December 31, 2023 and 2022, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the years ended December 31, 2023 and 2022, was $1.7 million and $1.5 million, respectively.
Cash Flows
For the Years Ended December 31, 2023 and 2022
The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used for):
Operating activities	$79,357	$35,242
Investing activities	(586,813)	(163,212)
Financing activities	526,985	(2,953)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19,529	$(130,923)
Operating Activities
During the year ended December 31, 2023, cash provided by operating activities of $79.4 million consisted primarily of net loss of $26.0 million adjusted for net non-cash expense of $71.6 million and decrease in net assets of $33.7 million.

During the year ended December 31, 2022, cash provided by operating activities of $35.2 million consisted primarily of net income of $52.2 million adjusted for the net non-cash expense of $12.4 million and off-set by an increase in net assets of $4.5 million.
Investing Activities
During the year ended December 31, 2023, net cash used in investing activities was $586.8 million, consisting of $117.8 million of capital expenditures, $432.4 million of payments to acquire businesses, net of cash and restricted cash acquired, and $38.9 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, partially off-set by $2.4 million of proceeds from the disposal of property, plant and equipment.
During the year ended December 31, 2022, net cash used in investing activities was $163.2 million, consisting of $77.2 million of capital expenditures, $76.2 million of payments to acquire businesses, net of cash and restricted cash acquired, and $13.9 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, partially off-set by $3.6 million of proceeds from the disposal of property, plant and equipment and $0.5 million of proceeds from other investing activities.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $527.0 million, consisting of $579.6 million of proceeds from issuance of long-term debt and $35.3 million of contributions from noncontrolling interests. Cash provided by financing activities was partially off-set by $51.1 million to repay long-term debt, $17.6 million of paid deferred purchase price payable, $5.0 million of debt issuance costs, $0.1 million of debt extinguishment costs, $3.9 million paid to redeem noncontrolling interests, and $4.9 million of distributions to noncontrolling interests.
During the year ended December 31, 2022, net cash used for financing activities was $3.0 million, consisting of $123.4 million to repay long-term debt, $5.3 million of debt issuance costs, $1.3 million of debt extinguishment costs, $2.6 million of distributions to noncontrolling interests, $0.7 million of transaction costs related to the Merger, $0.5 million paid to redeem noncontrolling interests, and $0.1 million of paid contingent consideration. Cash used for financing activities was partially offset by $124.7 million of proceeds from issuance of long-term debt, $6.1 million of contributions from noncontrolling interests, and $0.1 million of proceeds from the exercise of warrants.
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
Business Combinations and Acquisitions of Assets
The Company applies the definition of a business in ASC 805, Business Combinations, to determine whether it is acquiring a business or a group of assets. When the Company acquires a business, the purchase price is allocated to (i) the acquired tangible assets and liabilities assumed, primarily consisting of solar energy facilities and land, (ii) the identified intangible assets and liabilities, primarily consisting of favorable and unfavorable rate PPAs and SREC agreements, (iii) asset retirement obligations (iv) non-controlling interests, and (v) other working capital items based in each case on their estimated fair values. The excess of the purchase price, if any, over the estimated fair value of net assets acquired is recorded as goodwill. The fair value measurements of the assets acquired and liabilities assumed are derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. In addition, acquisition costs related to business combinations are expensed as incurred.
When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired and asset retirement obligations assumed are derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired.
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
SREC Revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including: New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs, and therefore, they do not receive an allocation of costs upon generation. Generally, individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The contracts related to SREC sales with a fixed price and quantity have maturity dates ranging from 2024 to 2027. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In evaluating if a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, refer to Note 18, "Income Taxes," for further details.
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
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 11, "Redeemable Noncontrolling Interest," to the Company’s audited consolidated financial statements included elsewhere in this Report.
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
Interest Rate Risk
A significant portion of our outstanding debt has a fixed interest rate (for further details refer to Note 8, "Debt," in our audited consolidated financial statements included elsewhere in this Report). However, changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations, and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net income, or cash flows.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Altus Power, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Altus Power, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Iselin, New Jersey
March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Altus Power, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Altus Power, Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
Stamford, CT
March 30, 2023

We began serving as the Company’s auditor in 2015. In 2023 we became the predecessor auditor.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Operating revenues, net	$155,162	$101,163
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	29,636	17,532
General and administrative	32,453	25,026
Depreciation, amortization and accretion expense	53,627	29,600
Acquisition and entity formation costs	4,508	3,629
Loss on fair value remeasurement of contingent consideration	2,207	79
Loss (gain) on disposal of property, plant and equipment	649	(2,222)
Stock-based compensation	14,984	9,404
Total operating expenses	$138,064	$83,048
Operating income	$17,098	$18,115
Other (income) expenses
Change in fair value of redeemable warrant liability	—	5,647
Change in fair value of Alignment Shares liability	(5,632)	(61,314)
Other expense (income), net	1,784	(3,926)
Interest expense, net	47,486	22,162
Loss on extinguishment of debt, net	116	2,303
Total other expense (income)	$43,754	$(35,128)
(Loss) income before income tax expense	$(26,656)	$53,243
Income tax benefit (expense)	683	(1,076)
Net (loss) income	$(25,973)	$52,167
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(16,618)	(3,270)
Net (loss) income attributable to Altus Power, Inc.	$(9,355)	$55,437
Net (loss) income per share attributable to common stockholders
Basic	$(0.06)	$0.36
Diluted	$(0.06)	$0.35
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	158,699,959	154,648,788
Diluted	158,699,959	155,708,993

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Year Ended December 31,
	2023	2022
Net (loss) income	$(25,973)	$52,167
Other comprehensive income
Foreign currency translation adjustment	6	—
Gain on forward starting interest rate swap designated as cash flow hedge	17,267	—
Other comprehensive income	$17,273	$—
Total comprehensive (loss) income	$(8,700)	$52,167
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	(16,618)	(3,270)
Comprehensive income attributable to Altus Power, Inc.	$7,918	$55,437

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$160,817	$193,016
Current portion of restricted cash	45,358	2,404
Accounts receivable, net	17,100	13,443
Other current assets	5,522	6,206
Total current assets	228,797	215,069
Restricted cash, noncurrent portion	12,752	3,978
Property, plant and equipment, net	1,619,047	1,005,147
Intangible assets, net	47,588	47,627
Operating lease asset	173,804	94,463
Derivative assets	530	3,953
Other assets	7,831	6,651
Total assets	$2,090,349	$1,376,888
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$7,338	$2,740
Construction payable	14,108	9,038
Interest payable	8,685	4,436
Purchase price payable, current	9,514	12,077
Due to related parties	51	112
Current portion of long-term debt	39,611	29,959
Operating lease liability, current	6,861	3,339
Contract liability, current	2,940	2,590
Other current liabilities	17,402	3,937
Total current liabilities	106,510	68,228
Alignment Shares liability	60,502	66,145
Long-term debt, net of unamortized debt issuance costs and current portion	1,163,307	634,603
Intangible liabilities, net	18,945	12,411
Purchase price payable, noncurrent	—	6,940
Asset retirement obligations	17,014	9,575
Operating lease liability, noncurrent	180,701	94,819
Contract liability	5,620	5,397
Deferred tax liabilities, net	9,831	11,011
Other long-term liabilities	2,908	4,700
Total liabilities	$1,565,338	$913,829
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interests	26,044	18,133
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of December 31, 2023 and 2022; 158,999,886 and 158,904,401 shares issued and outstanding as of December 31, 2023 and 2022, respectively	16	16
Additional paid-in capital	485,063	470,004
Accumulated deficit	(55,274)	(45,919)
Accumulated other comprehensive income	17,273	—
Total stockholders' equity	$447,078	$424,101
Noncontrolling interests	51,889	20,825
Total equity	$498,967	$444,926
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$2,090,349	$1,376,888

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 7).

	As of December 31,
(In thousands)	2023	2022
Assets of consolidated VIEs, included in total assets above:
Cash	$12,191	$11,652
Current portion of restricted cash	1,066	1,152
Accounts receivable, net	8,068	2,952
Other current assets	973	678
Restricted cash, noncurrent portion	4,002	1,762
Property, plant and equipment, net	845,024	401,711
Intangible assets, net	5,507	5,308
Operating lease asset	79,597	36,211
Other assets	2,228	591
Total assets of consolidated VIEs	$958,656	$462,017
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	1,056	454
Operating lease liability, current	2,542	2,742
Current portion of long-term debt	3,021	2,336
Contract liability, current	484	—
Other current liabilities	1,473	199
Long-term debt, net of unamortized debt issuance costs and current portion	38,958	33,332
Intangible liabilities, net	4,522	1,899
Asset retirement obligations	9,185	4,438
Operating lease liability, noncurrent	82,913	33,204
Contract liability	4,011	—
Other long-term liabilities	1,771	565
Total liabilities of consolidated VIEs	$149,936	$79,169

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$—	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	75,000	—	9,404	—	—	9,404	—	9,404
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,549)	(1,549)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	5,010	5,010
Equity issuance costs	—	—	(1,165)	—	—	(1,165)	—	(1,165)
Conversion of Alignment Shares to Class A common stock	2,021	—	15	—	—	15	—	15
Exchange of warrants into common stock	1,111,243	—	7,779	—	—	7,779	—	7,779
Exercised warrants	4,067,307	1	47,836	—	—	47,837	—	47,837
Redemption of redeemable noncontrolling interests	—	—	(124)	—		(124)	—	(124)
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	184	184
Net income (loss)	—	—	—	—	55,437	55,437	(3,913)	51,524
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation	154,023	—	14,938	—	—	14,938	—	14,938
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(2,618)	(2,618)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	35,282	35,282
Conversion of Alignment Shares to Class A common stock	2,011	—	11	—	—	11	—	11
Forfeited and cancelled restricted shares	(60,549)	—	(13)	—	—	(13)	—	(13)
Redemption of noncontrolling interests	—	—	123	—	—	123	787	910
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,500	13,500
Other comprehensive income	—	—	—	17,273	—	17,273	—	17,273
Net loss	—	—	—	—	(9,355)	(9,355)	(15,887)	(25,242)
As of December 31, 2023	158,999,886	16	485,063	17,273	(55,274)	447,078	51,889	498,967

The accompanying notes are an integral part of the consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(25,973)	$52,167
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization and accretion expense	53,627	29,600
Deferred tax (benefit) expense	(715)	1,078
Non-cash lease expense	2,036	443
Amortization of debt discount and financing costs	3,617	3,018
Loss on extinguishment of debt, net	116	2,303
Change in fair value of redeemable warrant liability	—	5,647
Change in fair value of Alignment Shares liability	(5,632)	(61,315)
Remeasurement of contingent consideration	2,207	79
Loss (gain) on disposal of property, plant and equipment	649	(2,222)
Stock-based compensation	14,938	9,404
Other	764	(174)
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	1,493	(2,122)
Due from related parties	(61)	112
Derivative assets	20,690	(1,247)
Other assets	2,098	(280)
Accounts payable	3,504	(1,126)
Interest payable	4,249	(58)
Contract liability	438	562
Other liabilities	1,312	(627)
Net cash provided by operating activities	79,357	35,242
Cash flows used for investing activities
Capital expenditures	(117,791)	(77,223)
Payments to acquire renewable energy businesses, net of cash and restricted cash acquired	(432,441)	(76,166)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(38,931)	(13,924)
Proceeds from disposal of property, plant and equipment	2,350	3,605
Other	—	496
Net cash used for investing activities	(586,813)	(163,212)
Cash flows from financing activities
Proceeds from issuance of long-term debt	579,627	124,697
Repayments of long-term debt	(51,114)	(123,362)
Payment of debt issuance costs	(5,000)	(5,257)
Payment of debt extinguishment costs	(85)	(1,335)
Payment of deferred purchase price payable	(17,632)	—
Payment of transaction costs related to the Merger	—	(742)
Proceeds from exercise of warrants	—	65
Payment of contingent consideration	(5,298)	(72)
Contributions from noncontrolling interests	35,282	6,097
Redemption of noncontrolling interests	(3,855)	(473)
Distributions to noncontrolling interests	(4,940)	(2,571)
Net cash provided by (used for) financing activities	526,985	(2,953)
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,529	(130,923)
Cash, cash equivalents, and restricted cash, beginning of year	199,398	330,321
Cash, cash equivalents, and restricted cash, end of year	$218,927	$199,398

	Year ended December 31,
	2023	2022
Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$36,946	$21,605
Cash paid for taxes	69	73
Non-cash investing and financing activities
Asset retirement obligations	$6,312	$1,840
Debt assumed through acquisitions	7,900	117,295
Initial recording of noncontrolling interest	13,500	183
Redeemable noncontrolling interest assumed through acquisitions	15,541	2,126
Accrued distributions to noncontrolling interests	278	—
Accrued deferred financing costs	203	—
Acquisitions of property and equipment included in construction payable	5,588	8,371
Construction loan conversion	—	(4,186)
Term loan conversion	—	4,186
Exchange of warrants into common stock	—	7,779
Warrants exercised on a cashless basis	—	47,836
Conversion of Alignment Shares into common stock	11	15
Deferred purchase price payable	7,656	18,548

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
2.Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company’s consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all intercompany balances and transactions eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year financial statement presentation. Such reclassifications have no impact on previously reported net income, stockholders' equity, or cash flows. As of December 31, 2022, $2.6 million was reclassified from other current liabilities to contract liability, current on the consolidated balance sheets. This change had no impact on total current liabilities reported in the consolidated balance sheets.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available. Estimates are used for such items as the fair value of net assets acquired in connection with accounting for business combinations, the useful lives of the solar energy facilities, and inputs and assumptions used in the valuation of asset retirement obligations (“AROs”), contingent consideration, derivative instruments, and Class B common stock, par value $0.0001 per share (“Alignment Shares”).
Variable Interest Entities
The Company consolidates all variable interest entities ("VIEs") in which it holds a variable interest and is deemed to be the primary beneficiary of the variable interest entity. Generally, a VIE is an entity with at least one of the following conditions: (a) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (b) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is an entity that has a variable interest or a combination of variable interests that provide that entity with a controlling financial interest in the VIE. An entity is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 7, "Variable Interest Entities."
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

assessing performance. The Company’s chief operating decision makers are the co-chief executive officers. Based on the financial information presented to and reviewed by the chief operating decision makers in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment which includes revenue under power purchase agreements, revenue from net metering credit agreements, performance based incentives, solar renewable energy credit revenue, rental income, and revenue recognized on contract liabilities. The Company’s principal operations, revenue and decision-making functions are located in the United States.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of December 31,
	2023	2022
Cash and cash equivalents	$160,817	$193,016
Current portion of restricted cash	45,358	2,404
Restricted cash, noncurrent portion	12,752	3,978
Total	$218,927	$199,398
Accounts Receivable
Management considers the carrying value of accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations in the period in which that determination is made. Accounts receivable is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, and current economic conditions that may affect a customer's ability to pay to identify customers with potential collection issues. As of December 31, 2023 and 2022, the Company determined that the allowance for credit losses was $0.9 million and $0.4 million, respectively.
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of December 31, 2023. The Company had one customer that individually accounted for over 10% (i.e., 11.0%) of total operating revenues, net for the year ended December 31, 2023.
The Company had one customer that individually accounted for over 10% (i.e., 28.0%) of total accounts receivable, net as of December 31, 2022. The Company had one customer that individually accounted for over 10% (i.e., 16.2%) of total operating revenues, net for the year ended December 31, 2022.
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
The Company holds various financial instruments that are not required to be recorded at fair value. For cash, restricted cash, accounts receivable, accounts payable, and short-term debt the carrying amounts approximate fair value due to the short maturity of these instruments. Refer to Note 9, "Fair Value Measurements" for further information on assets and liabilities measured at fair value.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company periodically enters into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company may designate interest rate swap agreements as hedging instruments for accounting purposes from time to time. Changes in the fair value of interest rate swap agreements that are not designated as hedging instruments are reported in the consolidated statements of operations as part of interest expense, and changes in the fair value of interest rate swap agreements that are designated as hedging instruments are reported in the consolidated statements of comprehensive income.
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
Business Combinations and Acquisitions of Assets
The Company applies the definition of a business in ASC 805, Business Combinations, to determine whether it is acquiring a business or a group of assets. When the Company acquires a business, the purchase price is allocated to (i) the acquired tangible assets and liabilities assumed, primarily consisting of solar energy facilities and land, (ii) the identified intangible assets and liabilities, primarily consisting of favorable and unfavorable rate power purchase agreements ("PPAs") and solar renewable energy credit ("SREC") agreements, (iii) asset retirement obligations (iv) non-controlling interests, and (v) other working capital items based in each case on their estimated fair values. The excess of the purchase price, if any, over the estimated fair value of net assets acquired is recorded as goodwill. The fair value measurements of assets acquired and liabilities assumed are derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. In addition, acquisition costs related to business combinations are expensed as incurred.
When an acquired group of assets does not constitute a business, the transaction is accounted for as an asset acquisition. The cost of assets acquired and liabilities assumed in asset acquisitions is allocated based upon relative fair value. The fair value measurements of the solar facilities acquired and asset retirement obligations assumed are derived utilizing an income approach and based, in part, on significant inputs not observable in the market. These inputs include, but are not limited to, estimates of future power generation, commodity prices, operating costs, and appropriate discount rates. These inputs require significant judgments and estimates at the time of the valuation. Transaction costs incurred on an asset acquisition are capitalized as a component of the assets acquired.
Intangible Assets, Intangible Liabilities and Amortization

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Intangible assets and intangible liabilities include favorable and unfavorable rate PPAs, net metering credit agreements (“NMCAs”), and SREC agreements as well as value ascribed to in-place leases and fees paid to third parties for acquiring customers. PPAs, NMCAs and SREC agreements obtained through acquisitions, which are recorded at the estimated fair value as of the acquisition date and the difference between the contract price and current market price is recorded as an intangible asset or liability.
Amortization of intangible assets and liabilities is recorded within depreciation, amortization and accretion in the consolidated statements of operations. Values ascribed to in-place leases are amortized using the straight-line method ratably over 15-30 years based upon the term of the individual site leases. Third party costs necessary to acquire PPAs and NMCA customers are amortized using the straight-line method ratably over 15-25 years based upon the term of the customer contract. Estimated fair value allocated to the favorable and unfavorable rate PPAs and SREC agreements are amortized using the straight-line method over the remaining non-cancelable terms of the respective agreements. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used up. The amounts and useful lives assigned to intangible assets acquired and liabilities assumed impact the amount and timing of future amortization. See Note 5, "Intangible Assets and Intangible Liabilities."
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
When impairment indicators are present, recoverability is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the asset exceeds the fair market value as determined from an appraisal, discounted cash flows analysis, or other valuation technique. For the years ended December 31, 2023 and 2022, the Company recognized loss on impairment of $0.4 million and zero, respectively, which is recorded in depreciation, amortization and accretion expense in the consolidated statements of operations.
Leases
The Company has lease agreements for land and building rooftops on which our solar energy facilities operate, as well as a lease agreement for a corporate office. The leases expire on various terms through 2059.
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
The Company records operating lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. The Company does not have any material short-term leases and, and such, has not presented or disclosed any amounts related to short-term leases in its financial statements. See Note 12, "Leases."
Deferred Financing Costs
Deferred financing costs are capitalized and amortized to interest expense, net over the term of the related debt using the effective interest method for term loans or the straight-line method for revolving credit facilities. The unamortized balance of deferred financing costs is recorded in long-term debt, net of unamortized debt issuance costs and current portion for term loans, and other assets for revolving credit facilities and debt and equity transactions not yet completed, in the consolidated balance sheets (see Note 8, "Debt").
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
Upon initial recognition of a liability for an ARO, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company’s AROs are primarily related to the future dismantlement of equipment on leased property. The Company records AROs as part of other non-current liabilities on its balance sheet. See Note 16, "Asset Retirement Obligations."
Revenue Recognition
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, SRECs, and performance based incentives.
Power sales under PPAs
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to terms of PPAs. PPAs that do not qualify as leases under ASC 842, Leases, or derivatives under ASC 815, Derivatives and Hedging, are accounted for under ASC 606, Revenue from Contracts with Customers. A portion of PPAs that qualify as derivatives is not material. The Company’s PPAs typically have fixed or floating rates and are generally invoiced on a monthly basis and as of December 31, 2023 have a weighted-average remaining life of 11 years. The Company typically sells energy and related environmental attributes (e.g., SRECs) separately to different customers and considers the delivery of power energy under PPAs to represent a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. For certain of the Company’s rooftop solar energy facilities revenue is recognized net of immaterial pass-through lease charges collected on behalf of building owners.
Power sales under NMCAs
A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs which have a weighted-average remaining life of 18 years as of December 31, 2023. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. The Company’s customers apply net metering credits as a reduction to their utility bills.
Solar renewable energy credit revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including: New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs, and therefore, they do not receive an allocation of costs upon generation. Generally, individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The contracts related to SREC sales with a fixed price and quantity have maturity dates ranging from 2024 to 2027. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
Power sales on wholesale markets
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) on the wholesale market operated by PJM Interconnection at floating spot prices. The promise to sell energy on a wholesale market is a separate distinct performance obligation and revenue is recognized as energy is delivered at the interconnection point.
Rental income
Rental income is primarily derived from long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with production of solar facilities, which are recognized as rental income in period the energy is delivered.
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
In 2023, performance based incentives are primarily represented by cash awards granted to the Company by the New York State Energy Research & Development Authority ("NYSERDA") for the development of distributed solar facilities in the State of New York. The Company applies ASC 958-605, Not-for-Profit Entities - Revenue Recognition, by analogy to account for these incentives, and recognizes awards within Operating revenues, net, in the consolidated statements of operations when incentive is awarded by NYSERDA. Incentives are normally collected within 30 days after the award. There are no recapture provisions or other contingencies associated with the awarded incentives for the years ended December 31, 2023 and 2022.
Revenue recognized on contract liabilities
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037.
Cost of Operations (Exclusive of Depreciation and Amortization)
Cost of operations primarily consists of operations and maintenance expense, site lease expense, insurance premiums, property taxes and other miscellaneous costs associated with the operations of solar energy facilities. Costs are charged to expense as incurred.
Stock-based Compensation
Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each time-based restricted stock unit is determined based on the valuation of the Company’s stock on the date of grant. The fair value of each restricted stock unit with market conditions is estimated using the Monte Carlo model

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

utilizing a distribution of potential outcomes based on expected volatility and risk-free interest rate. The Company recognizes compensation costs using the straight-line method for all equity compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period. The Company accounts for forfeitures of awards in the period they occur. See Note 17, "Stock-based Compensation."
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In evaluating if a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, refer to Note 18, "Income Taxes," for further details.
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
Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to the common stockholder by the weighted average number of shares of common stock outstanding for the period.
Diluted net income (loss) per share attributable to common stockholder is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. During periods in which the Company incurs a net loss attributable to common stockholder, stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common stockholder as the effect is antidilutive. See Note 15, "Earnings per Share."
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
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 11, "Redeemable Noncontrolling Interest."
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
Recent Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has since released various amendments including ASU No. 2019-04. The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2023, utilizing the modified retrospective transition method, and the adoption did not have a material impact on the consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, and was adopted by the Company on January 1, 2023. The Company applied the provisions of ASU 2021-08 to account for the True Green II Acquisition (defined in Note 6, "Acquisitions"), and recognized $3.5 million of contract liability assumed through the business combination.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require disclosure of incremental segment information and the title and position of the chief operating decision maker ("CODM"). Registrants will be required to disclose significant segment expenses that are regularly provided to the CODM, as well as additional information on segment profit and loss measures and how such information is used by the CODM to assess segment performance and allocate resources. This ASU is effective for fiscal periods beginning after December 15, 2023, with early adoption permitted. The Company will apply the guidance upon the effective date.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation table, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. This ASU is effective for fiscal periods beginning after December 15, 2024, with early adoption permitted. The guidance shall be applied on a prospective basis with the option to apply retrospectively. The Company will apply the guidance upon the effective date.

3.Revenue and Accounts Receivable
Disaggregation of operating revenues
The following table presents the detail of revenues as recorded in the consolidated statements of operations:

	For the Year Ended December 31,
	2023	2022
Power sales under PPAs	$53,516	$24,906
Power sales under NMCAs	42,006	27,162
Power sales on wholesale markets	1,756	4,146
Total revenue from power sales	97,278	56,214
Solar renewable energy credit revenue	45,542	40,502
Rental income	2,784	3,038
Performance based incentives	6,155	1,409
Revenue recognized on contract liabilities	3,403	—
Total	$155,162	$101,163
Transaction price allocated to the remaining performance obligation
In accordance with optional exemptions available under Topic 606, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, (2) with the exception of fixed consideration, contracts for which revenue is recognized at the amount to which the Company have the right to invoice for goods provided and services performed, and (3) contracts for which variable consideration relates entirely to an unsatisfied performance obligation.
Contracts with fixed consideration consist primarily of performance obligations to supply fixed quantities of SRECs. Contracts with variable volumes and/or variable pricing, including those with pricing provisions tied to a consumer price or other index, have also been excluded as the related consideration under the contract is variable at inception of the contract. Most of the Company's solar renewable energy credit revenue is related to contracts with variable consideration.
The Company expects to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

2024	$14,927
2025	10,682
2026	5,474
2027	2,088
Total	$33,171

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Accounts receivable, net
The following table presents the detail of receivables as recorded in accounts receivable, net in the consolidated balance sheets:

	As of December 31,
	2023	2022	2021
Power sales under PPAs	$3,582	$4,092	$1,678
Power sales under NMCAs	8,094	3,183	3,322
Power sales on wholesale markets	249	223	75
Total power sales	11,925	7,498	5,075
Solar renewable energy credits	3,379	5,387	3,789
Rental income	450	429	350
Performance based incentives	1,346	129	4
Total	$17,100	$13,443	$9,218
Payments for all accounts receivable in the above table are typically received within 30 days from invoicing.
Contract liabilities
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. As of December 31, 2023, the Company had current and non-current contract liabilities of $2.9 million and $5.6 million, respectively. As of December 31, 2022, the Company had current and non-current contract liabilities of $2.6 million and $5.4 million, respectively. For the years December 31, 2023, and December 31, 2022, the Company recognized $3.1 million and zero of revenue that was included in the contract liability at the beginning of the period, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
Rental income
Maturities of fixed rental payments as of December 31, 2023, are as follows:

2024	$558
2025	455
2026	420
2027	420
2028	420
Thereafter	4,795
Total	$7,068

4.Property, Plant and Equipment
As of December 31, 2023 and 2022, property, plant and equipment consisted of the following:

	Estimated Useful Lives (in Years)	As of December 31,
		2023	2022
Land	—	$9,377	$6,173
Solar energy facilities	25 - 32	1,581,463	979,358
Battery energy storage systems	20	12,513	3,873
Site work	15	5,471	5,801
Leasehold improvements	15 - 30	7,138	7,113
Vehicles and other equipment	3 - 5	930	609
Construction in progress	—	139,452	88,717
Property, plant and equipment		1,756,344	1,091,644
Less: Accumulated depreciation		(137,297)	(86,497)
Property, plant and equipment, net		$1,619,047	$1,005,147
For the years ended December 31, 2023 and 2022, depreciation expense was $51.2 million and $31.0 million, respectively, and is recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Disposal of Property, Plant and Equipment
On June 30, 2023, the Company disposed of a solar energy facility located in New Jersey for cash consideration of $2.4 million. As of that date, the carrying amount of the net assets and liabilities of the solar energy facility was $3.0 million. As a result of the transaction, the Company recognized a loss on disposal of property, plant and equipment of $0.6 million in the consolidated statement of operations for the year ended December 31, 2023.
On August 15, 2022, the Company, through its wholly-owned subsidiary, sold land to a third party for cash consideration of $3.6 million. As of that date, the carrying amount of the land was $1.4 million. As a result of the transaction, the Company recognized a $2.2 million gain on disposal of property, plant and equipment in the consolidated statement of operations for the year ended December 31, 2022.
5.Intangible Assets and Intangible Liabilities
As of December 31, 2023 and 2022, intangible assets consisted of the following:

	Weighted Average Amortization Period (in Years)	As of December 31,
		2023	2022
Cost:
Customer acquisition costs	16 years	$6,681	$6,008
In-place lease contracts	21 years	819	819
Favorable rate revenue contracts	9 years	45,564	43,604
Favorable operation and maintenance contracts	4 years	60	135
Software in development	N/A	3,972	1,237
Other	5 years	112	55
Total intangible assets		57,208	51,858
Accumulated amortization:
Customer acquisition costs		(1,754)	(1,384)
In-place lease contracts		(241)	(201)
Favorable rate revenue contracts		(7,565)	(2,602)
Favorable operation and maintenance contracts		(60)	(44)
Total accumulated amortization		(9,620)	(4,231)
Total intangible assets, net		$47,588	$47,627

As of December 31, 2023 and 2022, intangible liabilities consisted of the following:

	Weighted Average Amortization Period (in Years)	As of December 31,
		2023	2022
Cost:
Unfavorable rate revenue contracts	5 years	$29,306	$19,215
Accumulated amortization:
Unfavorable rate revenue contracts		(10,361)	(6,804)
Total intangible liabilities, net		$18,945	$12,411

For the years ended December 31, 2023 and 2022, amortization expense was $5.4 million and $1.9 million, respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.
For the years ended December 31, 2023 and 2022, amortization benefit was $3.6 million and $3.6 million, respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Over the next five years, excluding any amortization expense related to software currently in development, the Company expects to recognize annual amortization on its intangibles as follows:

	2024	2025	2026	2027	2028
Favorable rate revenue contracts	$4,850	$4,642	$4,584	$4,584	$3,415
In-place lease contracts	40	40	40	40	40
Customer acquisition costs	370	353	353	353	353
Unfavorable rate revenue contracts	(4,326)	(4,157)	(2,864)	(1,591)	(1,492)
Total net amortization expense	$934	$878	$2,113	$3,386	$2,316

6.Acquisitions
2023 Acquisitions
Caldera Acquisition
On December 20, 2023, Altus Power, LLC, a wholly-owned subsidiary of the Company, acquired a 121 MW portfolio of 35 operating solar energy facilities located across six US states (the “Caldera Acquisition”). The portfolio was acquired from Project Hyperion Holdco LP (the “Seller”) for total consideration of $121.7 million. The purchase price and associated transaction costs were funded by the proceeds from an amendment of the APAF III Term Loan (as defined in Note 8, "Debt") and cash on hand. The Caldera Acquisition was made pursuant to the purchase and sale agreement (the "PSA") dated October 27, 2023, and entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the PSA, the Company acquired 100% ownership interest in Project Hyperion, LLC, a holding entity that owns the acquired solar energy facilities.
The Company accounted for the Caldera Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on December 20, 2023, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.
The assets acquired and liabilities assumed are recognized provisionally on the consolidated balance sheet at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired tangible and intangible assets as well as inputs utilized in the valuation of noncontrolling interests. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than December 20, 2024.
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on December 20, 2023:

Assets
Accounts receivable	876
Property, plant and equipment	131,728
Intangible assets	350
Operating lease asset	15,557
Other assets	2,079
Total assets acquired	150,590

Liabilities
Intangible liabilities	5,200
Asset retirement obligation	1,920
Operating lease liability	17,567
Other liabilities	1,275
Total liabilities assumed	25,962

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Non-controlling interests	2,900
Total fair value of consideration transferred, net of cash acquired	$121,728

The fair value of consideration transferred, net of cash acquired, as of December 20, 2023, is determined as follows:

Cash consideration paid to seller on closing	$80,942
Cash consideration paid to settle debt on behalf of seller	38,966
Purchase price payable(1)	4,189
Contingent consideration payable	2,600
Total fair value of consideration transferred	126,697
Cash and restricted cash acquired	4,969
Total fair value of consideration transferred, net of cash acquired	$121,728
(1) The Company paid the entire purchase price payable amount after the acquisition date but prior to December 31, 2023.
The contingent consideration is related to the estimated earnout cash payment of a maximum of $8 million dependent on actual power generation of the acquired solar generating facilities during the 12-month period following the acquisition date. Refer to the Contingent Consideration section of Note 9, "Fair Value Measurements" for further information.
The Company incurred approximately $0.9 million of acquisition related costs related to the Caldera Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statement of operations for the year ended December 31, 2023. Acquisition related costs include legal, consulting, and other transaction-related costs.
The impact of the Caldera Acquisition on the Company's revenue in the consolidated statement of operations was an increase of $0.2 million for the year ended December 31, 2023. The impact of the Caldera Acquisition on the Company's net income was not material for the year ended December 31, 2023.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell SRECs. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – SREC	350	4 years
Unfavorable rate revenue contracts – SREC	(5,200)	3 years
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the Caldera Acquisition as if it had occurred on January 1, 2022. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the Caldera Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	For the year ended December 31, 2023 (unaudited)	For the year ended December 31, 2022 (unaudited)
Operating revenues, net	$172,829	$118,871
Net (loss) income	(13,451)	64,530
Marshall Street Acquisition

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
The accounting for the Marshall Street Acquisition was finalized on December 31, 2023. Subsequent to the acquisition date, no measurement period adjustments were recognized.
The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on July 13, 2023:

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
The Company incurred approximately $0.1 million of acquisition related costs related to the Marshall Street Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statement of operations for the year ended December 31, 2023. Acquisition related costs include legal, consulting, and other transaction-related costs.
The impact of the Marshall Street Acquisition on the Company's revenue and net income in the consolidated statement of operations was an increase of $0.8 million and $0.1 million, respectively, for the year ended December 31, 2023.
It is impracticable for the Company to determine the impact the Marshall Street Acquisition would have had on the Company’s revenue or net (loss) income as if it had occurred on January 1, 2022, because the project was placed in service in April 2023.
Asset Acquisitions
During the year ended December 31, 2023, the Company acquired solar energy facilities located in Rhode Island, California, Massachusetts, and New York with a total nameplate capacity of 13.2 MW from third parties for a total purchase price of $24.5 million. As of December 31, 2023, $0.4 million of total consideration remained payable to sellers and was included as purchase price payable on the consolidated balance sheet. The acquisitions were accounted for as acquisitions of assets, whereby the Company acquired $27.4 million of property, plant and equipment and $6.0 million of operating lease assets, and assumed $7.9 million of operating lease liabilities, $0.5 million of intangible liabilities, $2.1 million of financing lease obligations, and $0.3 million of asset retirement obligations. The intangible liabilities are associated with unfavorable rate power purchase agreements and have a weighted average amortization period of 5 years. During the year ended December 31, 2023, the Company also acquired land in California and Massachusetts from third parties for a total purchase price of $2.8 million.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Acquisitions of VIEs that do not constitute a business
During the year ended December 31, 2023, the Company acquired solar energy facilities located in Massachusetts, Maine, and New Jersey with a total nameplate capacity of 8.0 MW from third parties for a total purchase price of $11.9 million. As of December 31, 2023, $0.3 million of total consideration remained payable to sellers and was included as purchase price payable on the consolidated balance sheet. The acquisitions were accounted for as acquisitions of variable interest entities that do not constitute a business. The Company acquired $14.8 million of property, plant and equipment and $3.0 million of operating lease assets, and assumed $2.9 million of operating lease liabilities, $0.5 million of intangible liabilities, $0.1 million of asset retirement obligations, and $0.2 million of redeemable noncontrolling interests. The intangible liabilities are associated with an unfavorable SREC agreement and has a weighted average amortization period of 5 years.
True Green II Acquisition
On February 15, 2023, APA Finance III, LLC ("APAF III"), a wholly-owned subsidiary of the Company, acquired a 220 MW portfolio of 55 operating and 3 in-development solar energy facilities located across eight US states (the “True Green II Acquisition”). The portfolio was acquired from True Green Capital Fund III, L.P. (“True Green” or the “Seller”) for total consideration of approximately $308.5 million. The purchase price and associated transaction costs were funded by the proceeds from the APAF III Term Loan (as defined in Note 8, "Debt") and cash on hand. The True Green II Acquisition was made pursuant to the purchase and sale agreement (the "PSA") dated December 23, 2022, and entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the PSA, the Company acquired 100% ownership interest in APAF III Operating, LLC, a holding entity that owns the acquired solar energy facilities.
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
The accounting for the True Green II Acquisition was finalized as of December 31, 2023. Subsequent to the acquisition date, the Company made certain measurement period adjustments to provisional accounting as a result of clarification of information utilized to determine fair value of assets acquired and liabilities assumed, and reconciling working capital adjustments with the seller. The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on February 15, 2023, and inclusive of measurement period adjustments:

	Provisional accounting as of February 15, 2023	Measurement period adjustments	Final accounting as of February 15, 2023
Assets
Accounts receivable	$4,358	$(357)	$4,001
Property, plant and equipment	334,958	9,265	344,223
Intangible assets	850	—	850
Operating lease asset	32,053	198	32,251
Other assets	1,739	835	2,574
Total assets acquired	373,958	9,941	383,899

Liabilities
Long-term debt(1)	8,100	(200)	7,900
Intangible liabilities	4,100	—	4,100
Asset retirement obligation	3,795	—	3,795
Operating lease liability	37,723	(1,932)	35,791
Contract liability(2)	3,534	—	3,534
Other liabilities	—	1,932	1,932
Total liabilities assumed	57,252	(200)	57,052
Redeemable non-controlling interests	8,100	1,300	9,400
Non-controlling interests	13,296	204	13,500
Total fair value of consideration transferred, net of cash acquired	$295,310	$8,637	$303,947

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The fair value of consideration transferred, net of cash acquired, as of February 15, 2023, is determined as follows:

	Provisional accounting as of February 15, 2023	Measurement period adjustments	Final accounting as of February 15, 2023
Cash consideration paid to True Green on closing	$212,850	$—	$212,850
Cash consideration paid to settle debt and interest rate swaps on behalf of True Green	76,046	—	76,046
Cash consideration in escrow accounts(3)	3,898	—	3,898
Purchase price payable(4)	7,069	663	7,732
Contingent consideration payable(5)	—	7,974	7,974
Total fair value of consideration transferred	299,863	8,637	308,500
Restricted cash acquired	4,553	—	4,553
Total fair value of consideration transferred, net of cash acquired	$295,310	$8,637	303,947
(1) Acquired long-term debt relates to financing obligations recognized in failed sale leaseback transactions. Refer to Note 8, "Debt" for further information.
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
(4) Purchase price payable represents the portion of the total holdback amount that was earned by True Green as of February 15, 2023, based on the completion of construction milestones related to assets in development.
(5) Contingent consideration represents amounts that may be payable upon the Seller's completion of in-development solar energy facilities and the Company obtaining tax equity financing. Refer to the Contingent Consideration section of Note 9, "Fair Value Measurements" for further information.
The Company incurred approximately $2.8 million of acquisition related costs related to the True Green II Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statement of operations for the year ended December 31, 2023. Acquisition related costs include legal, consulting, and other transaction-related costs, as well as $0.8 million of costs to acquire SRECs available for sale that were sold by the Company to its customers during the year ended December 31, 2023, which was recorded in Other current assets in the purchase price allocation.
The impact of the True Green II Acquisition on the Company's revenue and net income in the consolidated statement of operations was an increase of $29.3 million and $14.0 million, respectively, for the year ended December 31, 2023.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power and SRECs. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$800	19 years
Favorable rate revenue contracts – SREC	50	16 years
Unfavorable rate revenue contracts – PPA	(800)	17 years
Unfavorable rate revenue contracts – SREC	(3,300)	3 years
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

	For the year ended December 31, 2023 (unaudited)	For the year ended December 31, 2022 (unaudited)
Operating revenues, net	$158,632	$133,962
Net (loss) income	(24,277)	65,021
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
The accounting for the DESRI Acquisition was finalized as of November 11, 2023. Subsequent to the to the acquisition date, the Company made certain measurement period adjustments to provisional accounting recognized. These adjustments consist of a decrease in Operating lease asset of $0.7 million, an increase in Intangible assets of $0.8 million, and an increase in Intangible liabilities of $0.1 million.
The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on November 11, 2022, and inclusive of the measurement period adjustments discussed above (in thousands):

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Provisional accounting as of November 11, 2022	Measurement period adjustments	Final accounting as of November 11, 2022
Assets
Accounts receivable	$2,001	$—	$2,001
Derivative assets	2,462	—	2,462
Other assets	432	—	432
Property, plant and equipment	179,500	—	179,500
Operating lease asset	17,831	(740)	17,091
Intangible assets	29,479	760	30,239
Total assets acquired	231,705	20	231,725

Liabilities
Accounts payable	275	—	275
Accrued liabilities	746	—	746
Long-term debt	105,346	—	105,346
Intangible liabilities	771	20	791
Operating lease liability	20,961	—	20,961
Contract liability(1)	7,200	—	7,200
Asset retirement obligation	1,508	—	1,508
Total liabilities assumed	136,807	20	136,827
Non-controlling interests	$184	$—	$184
Total fair value of consideration transferred, net of cash acquired	$94,714	$—	$94,714
The fair value of consideration transferred, net of cash acquired, as of November 11, 2022, is determined as follows:

	Provisional accounting as of November 11, 2022	Measurement period adjustments	Final accounting as of November 11, 2022
Cash consideration to the seller on closing	$82,235	$—	$82,235
Fair value of purchase price payable(2)	19,017	—	19,017
Post-closing purchase price true-up	(469)	—	(469)
Total fair value of consideration transferred	100,783	—	100,783
Cash acquired	1,220	—	1,220
Restricted cash acquired	4,849	—	4,849
Total fair value of consideration transferred, net of cash acquired	$94,714	$—	$94,714

(1) Acquired contract liabilities related to long-term agreements to sell renewable energy credits that were fully prepaid by the customer prior to the acquisition date. The Company will recognize revenue associated with the contract liabilities as renewable energy credits are delivered to the customer through December 31, 2028.
(2) Purchase price outstanding as of December 31, 2022, is payable in three installments in two, twelve and eighteen months following the acquisition date, subject to the accuracy of general representations and warranty provisions included in MIPAs. During the year ended December 31, 2023, the Company paid DESRI $12.5 million of the outstanding purchase price payable net of $0.5 million working capital adjustment.
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – PPA	$30,239	8 years
Unfavorable rate revenue contracts – PPA	(791)	12 years
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
The Company attributed intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell power generated by the acquired solar energy facilities. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts	$2,903	10 years
Unfavorable rate revenue contracts	(464)	15 years
Stellar NJ 2 Acquisition
On August 29, 2022, the Company acquired an 8.3 MW portfolio of five solar energy facilities located in New Jersey (the "Stellar NJ 2 Acquisition") from a third party for a total purchase price of $3.4 million, including $1.2 million to be paid over the next two years and $0.2 million of transaction related costs. Four of the acquired solar energy facilities in the transaction were accounted for as an acquisition of assets, and one solar energy facility was accounted for as an acquisition of a variable interest entity that does not constitute a business, refer to Note 7, "Variable Interest Entities." The Company acquired $17.7 million of property, plant and equipment, $0.1 million of accounts receivable, and $0.4 million of cash, and assumed $11.9 million of long-term debt, $0.6 million of intangible liabilities, $0.2 million of asset retirement obligations, and $2.1 million of noncontrolling interests associated with the acquired variable interest entity. The intangible liabilities assumed are associated with unfavorable rate power purchase agreements and have a weighted average amortization period of 11 years.

7.Variable Interest Entities
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest and, therefore, has consolidated the VIEs as of December 31, 2023 and 2022. No VIEs were deconsolidated during the years ended December 31, 2023 and 2022.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the years ended December 31, 2023 and 2022 as determined in the respective operating agreement.
The carrying amounts and classification of the consolidated VIE assets and liabilities included in consolidated balance sheets are as follows:

	As of December 31,
	2023	2022
Current assets	$22,298	$16,434
Non-current assets	936,358	445,583
Total assets	$958,656	$462,017
Current liabilities	$8,576	$5,731
Non-current liabilities	141,360	73,438
Total liabilities	$149,936	$79,169
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the years ended December 31, 2023 and 2022 for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During the years ended December 31, 2023 and December 31, 2022, the Company consolidated thirty-five and twenty-six VIEs, respectively. No VIEs were deemed significant as of December 31, 2023 and December 31, 2022.
On January 11, 2023, the Company completed an acquisition through obtaining a controlling financial interest in a VIE which owns and operates a single 2.7 MW solar generating facility. The Company acquired a controlling financial interest by entering into an asset management agreement which provides the Company with the power to direct the operating activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Concurrent with the asset management agreement, the Company entered into a Membership Interest Purchase Agreement ("MIPA") to acquire all of the outstanding equity interests in the VIE on May 30, 2023. The entire purchase price of $3.8 million was paid on January 11, 2023. As a result of this acquisition, the Company recognized property, plant and equipment of $3.9 million, $0.7 million of operating lease asset, $0.7 million of operating lease liability, and asset retirement obligations of $0.1 million in the consolidated balance sheet. Pursuant to the MIPA, the Company acquired all of the outstanding equity interests in the entity on May 30, 2023.
On August 3, 2023, the Company completed an acquisition through obtaining a controlling financial interest in two VIEs which own and operate two solar generating facilities totaling 1.4MW of installed capacity. The Company acquired a controlling financial interest by entering into asset management agreements which provide the Company with the power to direct the operating activities of the VIEs and the obligation to absorb losses or receive benefits that could potentially be significant to the VIEs. Concurrent with the asset management agreements, the Company entered into a fixed-price option to acquire 100% of equity interest in these VIEs in 2026, whereby $2.0 million was paid on August 3, 2023 and $0.2 million will be paid when the options are exercised. As a result of this acquisition, the Company recognized property, plant, and equipment of $2.1 million, $0.5 million of operating lease asset, $0.1 million of asset retirement obligations, $0.4 million of operating lease liability, and $0.2 million of noncontrolling interests in the consolidated balance sheet.
On August 29, 2022, the Company completed the Stellar NJ 2 Acquisition, including the acquisition of a controlling financial interest in a VIE which owns and operates a single 1.1 MW solar generating facility. The Company acquired a controlling financial interest by entering into an asset management agreement which provides the Company with the power to direct the operating activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The asset management agreement also includes a call and put option to acquire the equity interest in June 2023 and January 2024, respectively. As a result of this acquisition, the Company recognized property, plant and equipment of $2.6 million, intangible liability $0.2 million, and noncontrolling interest of $2.1 million in the consolidated balance sheet. On June 14, 2023, the Company paid $2.1 million to acquire all of the outstanding equity interests in the entity.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

8.Debt

	As of December 31,		Interest Type	Weighted average interest rate
	2023	2022
Long-term debt
APAF Term Loan	$474,609	$487,179	Fixed	3.51%
APAF II Term Loan	112,810	125,668	Floating*	SOFR + 1.475%
APAF III Term Loan	426,619	—	Fixed	6.03%
APAGH Term Loan	100,000	—	Fixed	8.50%
APAG Revolver	65,000	—	Floating	SOFR + 1.60%
Other term loans	11,000	28,483	Fixed	3.04%
Financing obligations recognized in failed sale leaseback transactions	42,767	36,724	Imputed	3.97%
Total principal due for long-term debt	1,232,805	678,054
Unamortized discounts and premiums	(13,722)	(2,088)
Unamortized deferred financing costs	(16,165)	(11,404)
Less: Current portion of long-term debt	39,611	29,959
Long-term debt, less current portion	$1,163,307	$634,603
* Interest rate is effectively fixed by interest rate swap, see discussion below.
APAF Term Loan
On August 25, 2021, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $503.0 million term loan facility with Blackstone Insurance Solutions ("BIS") through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the “APAF Term Loan”). The APAF Term Loan has a weighted average 3.51% annual fixed interest rate and matures on February 29, 2056 (“Final Maturity Date”).
The APAF Term Loan amortizes at an initial rate of 2.5% of initial outstanding principal per annum for a period of 8 years at which point the amortization steps up to 4% per annum until September 30, 2031 (“Anticipated Repayment Date”). After the Anticipated Repayment Date, the loan becomes fully-amortizing, and all available cash is used to pay down principal until the Final Maturity Date. The APAF Term Loan is secured by membership interests in the Company's subsidiaries.
As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million. As of December 31, 2022, the outstanding principal balance of the APAF Term Loan was $487.2 million less unamortized debt discount and loan issuance costs totaling $7.6 million.
As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on SOFR plus a spread of 1.475%. Simultaneously with entering into the Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 9, "Fair Value Measurements," for further details). The APAF II Term Loan is secured by membership interests in the Company's subsidiaries.
As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of December 31, 2022, the outstanding principal balance of the APAF II Term Loan was $125.7 million, less unamortized debt issuance costs of $2.7 million. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
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
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The APAF III term Loan amortizes at a rate of 2.5% of outstanding principal per annum until the anticipated repayment date of June 30, 2033. The maturity date of the

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

term loan is October 31, 2047. Upon lender approval, the Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the Credit Agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses. The principal balance borrowed under the APAF III Term Loan was offset by $4.0 million of debt issuance costs and $6.3 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033. The APAF III Term Loan is secured by membership interests in the Company's subsidiaries.
On June 15, 2023, and July 21, 2023, the Company amended the APAF III Term Loan to add $47.0 million and $28.0 million of additional borrowings, respectively, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility (as defined below), and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million and $0.2 million of issuance costs, respectively, and $1.5 million and $1.1 million of issuance discount, respectively, which have been deferred and will be recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendments of the facility, the Company expensed $1.0 million of financing costs, which are included in Other expense, net in the consolidated statement of operations for the year ended December 31, 2023.
On December 20, 2023, the Company amended the APAF III Term Loan to add $163.0 million of additional borrowings, the proceeds of which were used to fund the Caldera Acquisition. The amendment increased the weighted average fixed interest rate for all borrowings under the APAF III Term Loan to 6.03%, and increased the rate of amortization for the new borrowings under the amendment to 3.25% per annum until June 30, 2033. The principal balance borrowed under the amendment was offset by $1.3 million of issuance costs and $0.8 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033. Additionally, in conjunction with the amendments of the facility, the Company expensed $0.8 million of financing costs, which are included in Other expense, net in the consolidated statements of operations for the year ended December 31, 2023, and recognized a loss on extinguishment of debt of $0.2 million in the consolidated statements of operations for the year ended December 31, 2023.
As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of December 31, 2023, the Company was in compliance with all covenants.
APAGH Term Loan
On December 27, 2023, APA Generation Holdings, LLC (“APAGH” or the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “APAGH Term Loan”) with an affiliate of Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board, as "Lenders." The total commitment under the credit agreement is $100.0 million. The Company can also allow for the funding of additional incremental loans in an amount not to exceed $100.0 million over the term of the credit agreement at the discretion of the Lenders. Subject to certain exceptions, the Borrower’s obligations to the Lenders are secured by the assets of the Borrower, its parent, Altus Power, LLC (“Holdings”) and the Company and are further guaranteed by Holdings and the Company.
Interest accrues on any outstanding balance at an initial fixed rate equal to 8.50%, subject to adjustments. The maturity date of the term loan is December 27, 2029.
On December 27, 2023, the Company borrowed $100.0 million under the APAGH Term Loan to fund future growth needs, which was partially offset by $3.0 million of issuance discount. The Company incurred $1.0 million of debt issuance costs related to the APAGH Term Loan, which have been deferred and will be recognized as interest expense through December 27, 2029.
As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity, including letters of credit, of $200.0 million (the “APAG Revolver”). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of December 31, 2023 and 2022, amounts outstanding under the APAG Revolver were $65.0 million and zero, respectively. As of December 31, 2023 and 2022, unamortized loan issuance costs were $2.7 million and $3.4 million, respectively, which are recorded in Other current assets on the consolidated balance sheets. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
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
As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million. As of December 31, 2022, the outstanding principal balance of the term loan was $12.6 million, less unamortized debt discount of $2.1 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
APACF II Facility
On November 10, 2023, APACF II, LLC (“APACF II” or the “Borrower”) a wholly-owned subsidiary of the Company, entered into a credit agreement among the Borrower, APACF II Holdings, LLC, Pass Equipment Co., LLC, each of the project companies from time to time party thereto, each of the tax equity holdcos from time to time party thereto, U.S. Bank Trust Company, National Association, U.S. Bank National Association, each lender from time to time party thereto (collectively, the “Lenders”) and Blackstone Asset Based Finance Advisors LP, as Blackstone representative (“APACF II Facility”).
The aggregate amount of the commitments under the credit agreement is $200.0 million. The APACF II Facility matures on November 10, 2027, and bears interest at an annual rate of SOFR plus 3.25%. Borrowings under the credit agreement may be used by the Borrower to fund construction costs including equipment, labor, interconnection, as well as other development costs. The Company incurred $0.3 million of debt issuance costs related to the APACF II Facility, which have been deferred and will be recognized as interest expense through November 10, 2027.
As of December 31, 2023, no amounts were outstanding under the APACF II Facility.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of December 31, 2023, the Company had $54.7 million of letters of credit outstanding and $54.4 million of unused capacity. As of December 31, 2022, the Company had $13.4 million of letters of credit outstanding and $102.4 million of unused capacity. Additionally, as of December 31, 2023 and 2022, the Company had outstanding surety bonds of $5.4 million and $2.0 million, respectively.
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
Principal Maturities of Long-Term Debt
As of December 31, 2023, the principal maturities of the Company’s long-term debt, excluding financing obligations recognized in failed sale leaseback transactions discussed below, were as follows:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$36,484
2025	36,588
2026	37,176
2027	172,859
2028	26,523
Thereafter	880,408
Total principal payments	$1,190,038
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
As of December 31, 2023 and 2022, the Company's recorded financing obligations were $41.8 million, net of $0.9 million of deferred transaction costs, and $35.6 million, net of $1.1 million of deferred transactions costs, respectively. Payments of $5.5 million and $2.2 million were made under the financing obligation for the years ended December 31, 2023 and 2022, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the years ended December 31, 2023 and 2022, was $1.7 million and $1.5 million, respectively.
During the year ended December 31, 2023, the Company paid $2.6 million to extinguish financing obligations of $2.7 million, resulting in a gain on extinguishment of debt of $0.1 million.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2024	$3,128
2025	3,023
2026	2,995
2027	2,986
2028	2,967
Thereafter	14,143
Total	$29,242

The difference between the outstanding financing obligation of $42.8 million and $29.2 million of contractual payments due, including the residual value guarantee, is due to $13.2 million of investment tax credits claimed by the respective counterparties, less $2.6 million of the implied interest on financing obligation included in the contractual payments. The remaining difference is due to $3.4 million of interest accrued and a $0.4 million difference between the required contractual payments and the fair value of financing obligations acquired.
9.Fair Value Measurements
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
The following table provides the financial instruments measured at fair value on a recurring basis:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets:
Interest rate swaps	—	530	—	530
Total assets at fair value	—	530	—	530

Liabilities
Alignment Shares liability	—	—	60,502	60,502
Other current liabilities:
True Green II Acquisition - contingent liability	—	—	4,658	4,658
Caldera Acquisition - contingent liability	—	—	2,600	2,600
Total liabilities at fair value	—	—	67,760	67,760

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$101,842	$—	$—	$101,842
Derivative assets:
Interest rate swaps	—	3,953	—	3,953
Total assets at fair value	101,842	3,953	—	105,795

Liabilities
Alignment Shares liability	—	—	66,145	66,145
Other current liabilities:
Solar Acquisition - contingent liability	—	—	2,875	2,875
Total liabilities at fair value	—	—	69,020	69,020

Long-term debt
The estimated fair value of long-term debt, including current portion, as of December 31, 2023 and 2022, was $1,101.0 million and $588.8 million, respectively, using a discounted cash flow analysis of both outstanding principal and future interest payments until such time the Company has the ability to repay the loan. The long-term debt is considered a Level 2 financial liability under the fair value hierarchy.
Alignment Shares Liability
As of December 31, 2023, the Company has 996,188 Alignment Shares outstanding, all of which are held by the Sponsor, certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.2 to this Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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
The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 67% and risk-free interest rate of 3.9% are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares.

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Shares	$	Shares	$
Beginning balance	1,207,500	$66,145	1,408,750	$127,474
Alignment Shares converted	(201,250)	(11)	(201,250)	(15)
Alignment Shares forfeited	(10,062)	(432)	—	—
Fair value remeasurement	—	(5,200)	—	(61,314)
Ending balance	996,188	$60,502	1,207,500	$66,145
Interest Rate Swaps
The Company’s derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of December 31, 2023 and 2022, the notional amounts were $112.8 million and $141.6 million, respectively. The change in fair value of interest rate swaps resulted in a loss of $1.2 million for the year ended December 31, 2023, and gain of $3.0 million for the year ended December 31, 2022. The change in fair value of interest rate swaps was recorded as interest expense in the consolidated statements of operations.
Forward Starting Interest Rate Swap
The Company entered into a forward starting interest rate swap on January 31, 2023, with an effective date of January 31, 2025 and a termination date of January 31, 2035. This transaction had a notional amount of $250.0 million and was designated as a cash flow hedge of the Company's forecasted fixed-rate or floating-rate debt issuances.
Later in 2023, the Company terminated the forward starting interest rate swap for the total cash proceeds of $16.7 million, which is reported in the Cash flows from operating activities section of the consolidated statements of cash flows. The total gain of $17.3 million, was recorded as a component of Other comprehensive income in the consolidated statements of comprehensive income for the year ended December 31, 2023. The Company allocated $238.0 million of the notional amount to the incremental debt issuances under the APAF III Term Loan and the remaining $12.0 million to a future debt issuance that is probable of occurrence prior to January 31, 2025.
Other comprehensive income of $16.1 million associated with the incremental debt issuances under the APAF III Term Loan is recognized as an adjustment to Interest expense, net over the term of the debt. For the year ended December 31, 2023, the adjustment to Interest expense, net was not material. The Company also incurred $0.6 million of transaction fees associated with the swap termination and recorded them as a component of Interest expense, net in the consolidated statements of operations for the year ended December 31, 2023. Approximately $1.6 million of the gain in other comprehensive income will be reclassified into earnings during the next 12 months.
The cash flow hedge was determined to be fully effective during the year ended December 31, 2023. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap.
Contingent Consideration
Caldera Acquisition
In connection with the Caldera Acquisition on December 20, 2023, contingent consideration of $8.0 million may be payable upon achieving certain power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 12-month period

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

since the acquisition date and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of December 31, 2023, the fair value of the contingent consideration was $2.6 million and was included in Other current liabilities in the consolidated balance sheets. No gain or loss on remeasurement of contingent liability was reported for the year ended December 31, 2023.
True Green II Acquisition
In connection with the True Green II acquisition on February 15, 2023, contingent consideration of $10.0 million may be payable upon the seller's completion of in-development solar energy facilities and the Company obtaining tax equity financing. The Company estimated the fair value of the contingent consideration by using the expected cash flow approach. These cash flows were then discounted to present value using the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of the acquisition date and December 31, 2023, the fair value of the contingent consideration was $8.0 million and $4.7 million, respectively, and was included in Other current liabilities in the consolidated balance sheets. During the year ended December 31, 2023, the Company paid $5.3 million to settle a portion of the contingent liability and the remaining contingency is expected to be resolved and settled in 2024. For the year ended December 31, 2023, the Company recorded $2.0 million loss on fair value remeasurement of contingent liability associated with the True Green II Acquisition in the consolidated statements of operations. The loss was recorded due to changes in significant assumptions used in the measurement, including the percentage of completion of in-development solar energy facilities.
Solar Acquisition
In connection with the acquisition of a portfolio of sixteen solar energy facilities with a combined nameplate capacity of 61.5 MW on December 22, 2020 (the "Solar Acquisition"), contingent consideration of $3.1 million may be payable upon achieving certain market power rates and $7.4 million upon achieving certain power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of the contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 18-36-month period since the acquisition date, market power rates during the 36-month period, and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. Liability for the contingent consideration associated with production volumes expired on June 30, 2022 and the Company remeasured its fair value to zero with $1.1 million gain on fair value remeasurement recognized in the consolidated statement of operations for the year ended December 31, 2022. Liability for the contingent consideration associated with power rates is included in other long-term liabilities in the consolidated balance sheets at the estimated fair value of $3.1 million and $2.9 million as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of $0.2 million within operating income in the consolidated statements of operations. For the year ended December 31, 2022, the Company recorded $1.7 million loss and $1.1 million gain on fair value remeasurement of contingent consideration associated with power rates and production volumes, respectively, in the consolidated statements of operations. Gain and loss was recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates. As of December 31, 2023, the 36-month measurement period for the contingent liability associated with market power rates has ended and the contingency was resolved with $3.1 million payable in 2024.
Other
There were no other contingent consideration liabilities recorded during the year ended December 31, 2023. Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the consolidated statements of operations for the year ended December 31, 2022.
Redeemable Warrant Liability
As part of the Merger, the Company assumed the Redeemable Warrant Liability of $47.6 million. On October 17, 2022, the Company redeemed all outstanding Redeemable Warrants. Prior to the redemption, Redeemable Warrants were recorded as liabilities in the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. There were no Redeemable Warrants outstanding during the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded a loss from fair value remeasurement of $5.6 million in the consolidated statements of operations.
10.Equity
As of December 31, 2023, the Company had 988,591,250 authorized and 158,999,886 issued and outstanding shares of Class A common stock. As of December 31, 2022, the Company had 988,591,250 authorized and 158,904,401 issued and outstanding shares of Class A common stock. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2023 and 2022, no common stock dividends have been declared.
As of December 31, 2023, and 2022, the Company had 996,188 and 1,207,500 authorized and issued shares of Class B common stock, respectively, also referred to as Alignment Shares. Refer to Note 9, "Fair Value Measurements," for further details.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the year ended December 31, 2023, no shares of common stock were sold through the ATM equity program.
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
Preferred Stock
The Company has authorized for issuance 10,000,000 shares of preferred stock. As of December 31, 2023 and 2022, no shares of preferred stock were issued.
11.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the year ended December 31,
	2023	2022
Redeemable noncontrolling interest, beginning balance	$18,133	$15,527
Cash contributions	—	1,087
Cash distributions	(2,320)	(1,022)
Accrued distributions to noncontrolling interests	(278)	—
Assumed noncontrolling interest through business combination	15,340	—
Assumed noncontrolling interest through asset acquisitions	201	2,126
Redemption of redeemable noncontrolling interests	(4,301)	(228)
Net (loss) income attributable to noncontrolling interest	(731)	643
Redeemable noncontrolling interest, ending balance	$26,044	$18,133

12.Leases
The following table presents the components of operating lease cost for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Operating lease expense	$10,890	$6,798
Variable lease expense	$1,742	$1,185
Total lease expense	$12,632	$7,983
The following table presents supplemental information related to our operating leases:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the year ended December 31,
	2023	2022
Operating cash flows from operating leases	$10,738	$6,501
Operating lease assets obtained in exchange for new operating lease liabilities	$88,109	$21,123
Weighted-average remaining lease term, years	23.4 years	19.7 years
Weighted average discount rate	5.59%	4.78%
Maturities of operating lease liabilities as of December 31, 2023, are as follows:

2024	$16,603
2025	15,052
2026	15,170
2027	15,261
2028	15,308
Thereafter	271,113
Total	$348,507
Less: Present value discount	(160,945)
Lease liability	$187,562
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of December 31, 2023 and 2022, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of December 31, 2023 and 2022, the Company had zero and $29.5 million, respectively, of outstanding non-cancellable commitments to purchase solar modules.
14.Related Party Transactions
There was $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of December 31, 2023. There were $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of December 31, 2022. Additionally, in the normal course of business, the Company conducts transactions with affiliates, including:
Blackstone Credit Facilities
Under the APAF Term Loan, APAF III Term Loan, and APACF II Facility, subsidiaries of The Blackstone Group (“Blackstone”), a related party, serve as agents between the Company and a consortium of third-party lenders. See Note 8, "Debt" for further details.
During the years ended December 31, 2023 and 2022, the Company paid $1.3 million and zero, respectively, of loan issuance costs to Blackstone.
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
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the year ended December 31, 2023 and 2022, the Company incurred and paid zero and $0.3 million, respectively, associated with the development of specific solar energy facilities and recorded them as part of property, plant, and equipment on the consolidated balance sheets. As of December 31, 2023 and 2022, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the years ended December 31, 2023 and 2022, the Company incurred $0.5 million and $0.1 million, respectively, for development services provided under the MSA. As of December 31, 2023 and 2022, there was $0.1 million due to CBRE for development services provided under the MSA.
Lease Agreements with Link Logistics
During the year ended December 31, 2023, the Company obtained a right to use rooftops to develop and operate solar facilities under lease agreements with subsidiaries of Link Logistics Real Estate Management LLC (“Link Logistics”), a Blackstone portfolio company. As of December 31, 2023, the Company recognized operating lease assets and operating lease liabilities of $24.3 million in the consolidated balance sheet related to these leases, which have a weighted average remaining lease term of 30 years. During the year ended December 31, 2023, lease expense and payments made under these leases were not material.
15.Earnings per Share
The calculation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022, respectively, was as follows (in thousands, except share and per share amounts):

	For the year ended December 31,
	2023	2022
Net (loss) income attributable to Altus Power, Inc.	$(9,355)	$55,437
Income attributable to participating securities(1)	—	(433)
Net (loss) income attributable to common stockholders - basic and diluted	(9,355)	55,004
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	158,699,959	154,648,788
Dilutive RSUs	—	536,284
Dilutive restricted stock	—	523,921
Weighted average shares of common stock outstanding - diluted	158,699,959	155,708,993
Net (loss) income attributable to common stockholders per share - basic	$(0.06)	$0.36
Net (loss) income attributable to common stockholders per share - diluted	$(0.06)	$0.35

(1) Represents the income attributable to 996,188 and 1,207,500 Alignment Shares outstanding as of December 31, 2023 and 2022, respectively.
(2) For the years ended December 31, 2023 and 2022, the calculation of basic weighted average shares of common stock outstanding excludes 210,710 and 542,511 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, including shares that were subject to vesting conditions.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

16.Asset Retirement Obligations
AROs consist primarily of costs to remove solar energy system assets at the end of their useful lives and costs to restore the solar energy system sites to the original condition, which are estimated based on current market rates. The following table presents the changes in AROs as recorded in other long-term liabilities in the consolidated balance sheets:

	For the year ended December 31,
	2023	2022
Balance at beginning of year	$9,575	$7,628
Additional obligations incurred	6,929	1,681
Accretion expense	536	266
Liabilities settled or disposed in the current year	(26)	—
Balance at end of year	$17,014	$9,575

17.Stock-based Compensation
The Company recognized $15.0 million and $9.4 million of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $33.6 million of unrecognized stock-based compensation expense related to unvested restricted units, which the Company expects to recognize over a weighted-average remaining period of approximately 2 years.
Legacy Incentive Plans
Prior to the Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested shares of Legacy Altus common stock under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. During the years ended December 31, 2023 and 2022, 60,549 and zero shares were forfeited under the Holdings Plan. As of December 31, 2023 and 2022, 210,710 and 542,511 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. During the years ended December 31, 2023 and 2022, no shares were granted and no further awards will be made under the Legacy Incentive Plans.
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
As of December 31, 2023 and 2022, there were 30,992,545 and 23,047,325 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan, respectively. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as described in the foregoing on January 1, 2022, and January 1, 2023.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

For the years ended December 31, 2023 and 2022, the Company recognized $14.9 million and $9.4 million of stock compensation expense in relation to the Incentive Plan, respectively. The following table summarizes the RSU activity during the years ended December 31, 2023 and 2022:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2021	—	—
RSUs granted	8,105,539	$5.27
RSUs forfeited	(65,650)	7.40
Balances as of December 31, 2022	8,039,889	5.25
RSUs granted	3,104,600	5.52
RSUs vested	(154,023)	7.25
RSUs forfeited	(300,655)	5.45
Balances as of December 31, 2023	10,689,811	$5.29
RSUs granted includes 259,662 RSUs that are subject to market-based vesting conditions, each of which represents the right to receive one share of the Company's Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF (“TAN”), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each.
The fair value of performance-based RSUs was estimated on the dates of the grants using the Monte Carlo simulation of potential outcomes with the following key inputs:

	For the year ended December 31,
	2023	2022
Expected volatility	60%	70%
Risk-free interest rate	3.73%	1.94%
Expected term	2.9 years	5.0 years
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of December 31, 2023 and 2022, there were 4,662,020 and 3,072,976 shares of the Company's Class A common stock authorized for issuance under the ESPP, respectively. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. For the years ended December 31, 2023 and 2022, no shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022, and January 1, 2023.

18.Income Taxes
Income tax expense (benefit) is composed of the following:

	For the year ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	32	(2)
Total current expense (benefit)	32	(2)
Deferred:
Federal	(959)	1,051
State	244	27
Total deferred tax (benefit) expense	$(715)	$1,078
Income tax (benefit) expense	$(683)	$1,076

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The following table presents a reconciliation of the income tax (benefit) expense computed at the U.S. federal statutory rate and the Company’s income tax (benefit) expense:

	For the year ended December 31,
	2023	2022
Income tax (benefit) expense – computed as 21% of pretax (loss) income	$(5,598)	$11,181
Effect of noncontrolling interests and redeemable noncontrolling interests	3,490	691
State tax, net of federal benefit	169	(138)
State valuation allowance	73	158
Transaction costs related to the Merger	—	(12)
Transaction costs related to the Merger (return to provision)	—	(678)
Effect of tax credits	(254)	(75)
Stock-based compensation	2,480	1,614
Change in fair value of redeemable warrant and Alignment Shares liability	(1,183)	(11,690)
Other	140	25
Income tax (benefit) expense	$(683)	$1,076
Effective income tax rate	2.6%	2.0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023 and 2022, the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$86,078	$65,128
Intangible liabilities	397	594
Deferred financing costs	6,334	3,029
Tax credits	945	690
Operating lease liability	24,813	17,830
Asset retirement obligation	4,453	2,490
Stock-based compensation	1,096	609
Derivative liability	1,973	—
Sec. 163(j) interest limitation	27,567	16,749
Total deferred tax assets	$153,656	$107,119
Valuation allowance	(868)	(795)
Net deferred tax assets	$152,788	$106,324
Deferred tax liabilities:
Property, plant and equipment	$(94,286)	$(58,040)
Intangible assets	(617)	(692)
Operating lease asset	(22,224)	(16,868)
Derivative asset	—	(876)
Investments in partnerships	(45,492)	(40,859)
Total deferred tax liabilities	(162,619)	(117,335)
Net deferred tax liability	$(9,831)	$(11,011)

As of December 31, 2023 and 2022, the Company had US federal net operating loss carryforwards of $340.1 million and $262.4 million, respectively, available to offset future federal taxable income which will begin to expire in 2034. The Company has federal net operating loss carryforwards of $303.1 million, which can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company had $47.6 million of US federal net operating loss subject to limitation under Internal Revenue Code Section 382. As of December 31, 2023 and 2022, the Company had state net operating losses of $225.7 million and $155.4 million, respectively, of which $0.2 million will expire in 2024, if not utilized.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. As of December 31, 2023 and 2022, the Company has recorded a valuation allowance of $0.9 million and $0.8 million, respectively, for its deferred tax assets associated with state net operating losses that are more likely than not to expire.
As of December 31, 2023 and 2022, the Company had, under IRC Sec. 163(j), a gross interest expense limitation carryforward of $108.5 million and $66.1 million, respectively with an indefinite carryforward period.
The Company applies the applicable authoritative guidance which prescribes a comprehensive model for a manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2023, the Company has no uncertain tax positions. No amounts of interest and penalties were recognized in the Company’s financial statements and the Company’s policy is to present interest and penalties as a component of income tax expense.
The Inflation Reduction Act (the “IRA Act") was passed into law on August 16, 2022. The key provisions from the IRA include the implementation of a 15% alternative book income minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. The Company evaluated the key provisions under the IRA and concluded that the provisions are not applicable for year ended December 31, 2023 and will continue to monitor their impact on future periods.
The Company files federal income tax returns and state income tax returns in multiple jurisdictions. The statute of limitation remains open for tax years after 2014.
19.Subsequent Events
The Company has evaluated subsequent events from December 31, 2023 through March 14, 2024, which is the date the audited consolidated financial statements were available to be issued. Other than the subsequent event disclosed below, there are no subsequent events requiring recording or disclosure in the consolidated financial statements.
Vitol Acquisition
On January 31, 2024, the Company, through its wholly-owned subsidiary, Altus Power, LLC, acquired an 84 MW portfolio of 20 operating solar energy facilities located across five US states (the “Vitol Acquisition”). The portfolio was acquired from Vitol Solar I LLC ("Vitol") through an acquisition of 100% of the membership interests in various project companies for the total purchase price of approximately $119.7 million, and was entered into by the Company to grow its portfolio of solar energy facilities. The purchase price and associated transaction costs were funded by cash on hand. The purchase price is also subject to customary adjustments for working capital and other items.
The transaction will be accounted for as a business combination under ASC 805. The Company is in the process of completing its appraisals of tangible and intangible assets relating to this acquisition and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the appraisal process has been finalized.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”).

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

Based on this evaluation of our disclosure controls and procedures, our management, including our Co-Chief Executive Officers and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Co-Chief Executive Officers and Chief Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2023, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2023, our internal control over financial reporting were not effective as of December 31, 2023, because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plan
With the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:
•We have proceeded with steps intended to remediate the insufficient qualified personnel material weakness, including the verification that sufficient resources are maintained to operate an effective control environment;

•We have performed an initial formalized risk assessment for SOX processes, and are remediating identified control gaps; and

•We have proceeded with steps intended to remediate the selection and development of control activities material weakness through the implementation of numerous controls over systems, process, governance and people to improve the broader effectiveness of internal controls over financial reporting.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal controls over financial reporting. Other than those measures, there have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a) None.
(b) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K regarding Directors, Executive Officers and Corporate Governance is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this Item 11 of Form 10-K regarding Executive Compensation is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 of Form 10-K regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 of Form 10-K regarding Certain Relationships and Related Transactions, and Director Independence is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 of Form 10-K regarding Principal Accounting Fees and Services is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.5#
Purchase and Sale Agreement, by and among Project Hyperion Holdco LLC, a Delaware limited liability company (“Hyperion Holdco”), Soltage Hyperion MGTCO, LLC, a Delaware limited liability company (“Soltage Hyperion,” and together with Hyperion Holdco, “Sellers”, and each, a “Seller”), and Altus Power, LLC, a Delaware limited liability company (“Buyer”), and solely for the purposes of Section 6.12, Altus Power, Inc., a Delaware corporation (“Buyer Guarantor”), dated as of October 27, 2023 (incorporated by reference as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 21, 2023).

2.6*
Side Letter to Purchase and Sale Agreement, by and among Project Hyperion Holdco LLC, a Delaware limited liability company (“Hyperion Holdco”), Soltage Hyperion MGTCO, LLC, a Delaware limited liability company (“Soltage Hyperion,” and together with Hyperion Holdco, “Sellers”, and each, a “Seller”), and Altus Power, LLC, a Delaware limited liability company (“Buyer”), and solely for the purposes of Section 6.12, Altus Power, Inc., a Delaware corporation (“Buyer Guarantor”), dated December 19, 2023

2.7#
Membership Interest Purchase Agreement, between Vitol Solar I LLC, a Delaware limited liability company (“Vitol” or “Seller”), and Altus Power, LLC, a Delaware limited liability company (“Buyer”), dated as of January 31, 2024 (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2024).

3.1	Third Amended and Restated Certificate of Incorporation of Altus Power, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
3.2	Second Amended and Restated Bylaws of Altus Power, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of CBAH.’s Registration Statement on Form S-1/A (Reg. No. 333-249958), filed with the SEC on November 20, 2020).
4.2	Description of Securities (incorporated by reference as Exhibit 10.21 to the Company’ Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 30, 2023)
10.1	Commercial Collaboration Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.3 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.2+	Management Equity Incentive Letter, dated July 12, 2021 (incorporated by reference to Exhibit 10.4 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.3	Class B Letter Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.5 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).

10.4	Investor Rights Agreement, dated July 12, 2021 (incorporated by reference to Exhibit 10.7 of CBAH’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).
10.5
Second Amended and Restated Promissory Note, dated as of February 16, 2021, by and between CBRE Acquisition Holdings, Inc., a Delaware corporation and CBRE Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 of CBAH’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

10.6+	Altus Power, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.7+	Altus Power, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.8+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
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

10.10+
Employment Agreement, dated February 15, 2017, by and between Altus Power America Management, LLC and Dustin Weber (incorporated by reference to Exhibit 10.13 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on September 23, 2021).

10.11+
Employment Agreement, dated October 21, 2021, by and between Altus Power, Inc. and Lars Norell (incorporated by reference to Exhibit 10.16 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.12+
Employment Agreement, dated October 21 2021, by and between Altus Power, Inc. and Gregg Felton (incorporated by reference to Exhibit 10.17 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.13+
Confidential Information, Inventions and Proprietary Rights Agreement, dated October 21, 2021, by and between Altus Power America Management, LLC and Lars Norrell (incorporated by reference to Exhibit 10.18 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.14+
Confidential Information, Inventions and Proprietary Rights Agreement, dated October 21, 2021, by and between Altus Power America Management, LLC and Gregg Felton (incorporated by reference to Exhibit 10.19 of CBAH’s Registration Statement on Form S-4/A (Reg. No. 333-258700), filed with the SEC on October 28, 2021).

10.15+	Form of Director Offer Letters (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2021).
10.16+
Confidential Information, Inventions and Proprietary Rights Agreement, dated December 29, 2021, by and between Altus Power, Inc. and Anthony Savino (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, filed with the SEC on January 10, 2022).

10.17+
Confidential Information, Inventions and Proprietary Rights Agreement, dated December 31, 2021, by and between Altus Power, Inc. and Dustin Weber (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, filed with the SEC on January 10, 2022).

10.18+
Form of Restricted Stock Unit Award Agreement, pursuant to Altus Power, Inc. 2021 Omnibus Incentive Plan, by and between Altus Power, Inc. and employees, dated as of February 15, 2022 (incorporated by reference as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 30, 2023)

10.19
Agency Development and Project Management Services Agreement by and between Park Avenue Solar Solutions, LLC and CBRE, Inc. (“CBRE”), dated as of June 13, 2022 (incorporated by reference as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 30, 2023)

10.20
Amendment dated December 9, 2022 to Commercial Collaboration Agreement dated July 12, 2021 by and between Altus Power, LLC and CBRE, Inc. (incorporated by reference as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2022, filed with the SEC on March 30, 2023)

10.21
Credit Agreement, dated December 19, 2022, among APA Generation, LLC, the several lenders from time to time parties thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and Truist Securities, Inc. and the other Letter of Credit Issuers party hereto from time to time, and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2022).

10.22
Financing Agreement, dated December 23, 2022, among APA Finance II, LLC, KeyBanc Capital Markets Inc., KeyBanc National Association, the Huntington National Bank and the lenders thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2022).

10.23
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

10.24
Amendment No. 1, dated as of June 15, 2023, by and among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, the Guarantors party thereto, Altus Power, Inc., Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the Lenders party thereto, which amends the Credit Agreement, dated as of February 15, 2023, by and among the parties thereto (incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023, filed with the SEC on August 14, 2023)

10.25*
Amendment No. 2, dated as of July 21, 2023, by and among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, the Guarantors party thereto, Altus Power, Inc., Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the Lenders party thereto, which amends the Credit Agreement, dated as of February 15, 2023, by and among the parties thereto

10.26#
Amendment No. 3 to Credit Agreement, dated December 20, 2023, among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the lenders party thereto (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 21, 2023)

10.27#
Credit Agreement, dated November 10, 2023, APACF II, LLC (the “Borrower”), APACF II HOLDINGS, LLC, as Equity Holder, Pass Equipment Co, LLC, the project companies from to time party thereto, the tax equity holdcos from time to time party thereto, U.S. BANK TRUST COMPANY, NATIONAL ASSOCIATION, as Administrative Agent and Collateral Agent, U.S. BANK NATIONAL ASSOCIATION, as Document Custodian, each lender from time to time party thereto (collectively, the “Lenders” and individually, a “Lender”) and Blackstone Asset Based Finance Advisors LP (“Blackstone”), as Blackstone representative for the Lenders. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023)

10.28#
Credit Agreement, dated as of December 27, 2023, among the Borrower, the lenders party thereto, including Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board (collectively, the “Lenders”) and Wilmington Trust, National Association, as administrative agent (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2024)

10.29*
Amendment No. 1 to Credit Agreement, dated December 22, 2023, among APA Generation, LLC, the several lenders from time to time parties thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and Truist Securities, Inc. and the other Letter of Credit Issuers party hereto from time to time, and Citibank, N.A., which amends the Credit Agreement dated as of December 19, 2022 by and among the parties thereto

10.30
Class A Note, dated December 20, 2023, by APA Finance III Borrower, LLC, in favor of Security Life of Denver Insurance Company (incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 21, 2023).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm for Altus Power, Inc.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97*	Altus Power Clawback Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Exhibit relates to a management contract or other compensatory plan arrangement.
#	The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to promptly provide a copy of the omitted schedules and similar attachments on a supplemental basis to the SEC or its staff, if requested.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altus Power, Inc.

Date: March 14, 2024	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregg J. Felton	Co-Chief Executive Officer and Director	March 14, 2024
Gregg J. Felton

/s/ Lars R. Norell	Co-Chief Executive Officer and Director	March 14, 2024
Lars R. Norell

/s/ Dustin L. Weber	Chief Financial Officer	March 14, 2024
Dustin L. Weber

/s/ Christine R. Detrick	Chairperson of the Board	March 14, 2024
Christine R. Detrick

/s/ Richard N. Peretz	Director	March 14, 2024
Richard N. Peretz

/s/ Diane D. Brink	Director	March 14, 2024
Diane D. Brink

/s/ Robert C. Bernard	Director	March 14, 2024
Robert C. Bernard

/s/ Robert M. Horn	Director	March 14, 2024
Robert M. Horn

/s/ Tina C. Reich	Director	March 14, 2024
Tina C. Reich