Form 10-Q
period 2024-03-31
Altus Power, Inc.
filed 2024-05-09
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of April 30, 2024, there were 159,874,981 shares of Class A common stock outstanding and 796,950 shares of Class B common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating revenues, net	$40,659	$29,378
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	10,920	5,976
General and administrative	10,022	7,362
Depreciation, amortization and accretion expense	16,130	11,376
Acquisition and entity formation costs	1,066	1,491
(Gain) loss on fair value remeasurement of contingent consideration, net	(79)	50
Gain on disposal of property, plant and equipment	(88)	—
Stock-based compensation	4,304	2,872
Total operating expenses	$42,275	$29,127
Operating (loss) income	(1,616)	251
Other (income) expense
Change in fair value of Alignment Shares liability	(26,077)	(17,018)
Other (income) expense, net	(683)	90
Interest expense, net	16,193	12,446
Total other income, net	$(10,567)	$(4,482)
Income before income tax expense	$8,951	$4,733
Income tax expense	(4,896)	(888)
Net income	$4,055	$3,845
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,454)	(1,772)
Net income attributable to Altus Power, Inc.	$7,509	$5,617
Net income per share attributable to common stockholders
Basic	$0.05	$0.04
Diluted	$0.05	$0.03
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,025,740	158,621,674
Diluted	162,242,148	161,003,402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$4,055	$3,845
Other comprehensive loss
Foreign currency translation adjustment	9	9
Unrealized loss on a cash flow hedge, net of tax	—	(771)
Reclassification of realized gain on cash flow hedge to net income	(404)	$—
Other comprehensive loss, net of tax	$(395)	$(762)
Total comprehensive income	$3,660	$3,083
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	(3,454)	(1,772)
Comprehensive income attributable to Altus Power, Inc.	$7,114	$4,855
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$173,266	$160,817
Current portion of restricted cash	17,622	45,358
Accounts receivable, net	20,057	17,100
Other current assets	5,763	5,522
Total current assets	216,708	228,797
Restricted cash, noncurrent portion	12,625	12,752
Property, plant and equipment, net	1,745,407	1,619,047
Intangible assets, net	47,330	47,588
Operating lease asset	183,655	173,804
Derivative assets	2,585	530
Other assets	10,166	7,831
Total assets	$2,218,476	$2,090,349
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$7,411	$7,338
Construction payable	11,672	14,108
Interest payable	13,958	8,685
Purchase price payable, current	9,291	9,514
Due to related parties	85	51
Current portion of long-term debt, net	73,429	39,611
Operating lease liability, current	6,293	6,861
Contract liability, current	2,802	2,940
Other current liabilities	21,144	17,402
Total current liabilities	146,085	106,510
Alignment Shares liability	34,415	60,502
Long-term debt, net of unamortized debt issuance costs and current portion	1,253,819	1,163,307
Intangible liabilities, net	20,033	18,945
Asset retirement obligations	18,701	17,014
Operating lease liability, noncurrent	189,136	180,701
Contract liability, noncurrent	6,132	5,620
Deferred tax liabilities, net	14,725	9,831
Other long-term liabilities	2,989	2,908
Total liabilities	$1,686,035	$1,565,338
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests	24,389	26,044
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of March 31, 2024, and December 31, 2023; 159,874,981 and 158,999,886 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	16	16
Additional paid-in capital	488,408	485,063
Accumulated deficit	(47,765)	(55,274)
Accumulated other comprehensive income	16,878	17,273
Total stockholders' equity	$457,537	$447,078
Noncontrolling interests	50,515	51,889
Total equity	$508,052	$498,967
Total liabilities, redeemable noncontrolling interests, and equity	$2,218,476	$2,090,349

The following table presents the assets and liabilities of the consolidated variable interest entities (refer to Note 4).

(In thousands)	As of March 31, 2024	As of December 31, 2023
Assets of consolidated VIEs, included in total assets above:
Cash	$13,947	$12,191
Current portion of restricted cash	436	1,066
Accounts receivable, net	9,373	8,068
Other current assets	1,445	973
Restricted cash, noncurrent portion	3,979	4,002
Property, plant and equipment, net	868,645	845,024
Intangible assets, net	5,360	5,507
Operating lease asset	98,103	79,597
Other assets	2,228	2,228
Total assets of consolidated VIEs	$1,003,516	$958,656
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$1,207	$1,056
Operating lease liability, current	3,042	2,542
Current portion of long-term debt, net	3,021	3,021
Contract liability, current	484	484
Other current liabilities	1,592	1,473
Long-term debt, net of unamortized debt issuance costs and current portion	38,926	38,958
Intangible liabilities, net	3,819	4,522
Asset retirement obligations	9,394	9,185
Operating lease liability, noncurrent	100,671	82,913
Contract liability, noncurrent	4,591	4,011
Other long-term liabilities	1,750	1,771
Total liabilities of consolidated VIEs	$168,497	$149,936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation	83,541	—	2,813	—	—	2,813	—	2,813
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(526)	(526)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,737	1,737
Conversion of Alignment Shares to Class A Common Stock	2,011	—	11	—	—	11	—	11
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,296	13,296
Redemption of redeemable noncontrolling interests	—	—	1,374			1,374		1,374
Other comprehensive loss	—	—	—	(762)	—	(762)		(762)
Net income (loss)	—	—	—	—	5,617	5,617	(2,633)	2,984
As of March 31, 2023	158,989,953	16	474,202	(762)	(40,302)	433,154	32,699	465,853

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2023	158,999,886	$16	$485,063	$17,273	$(55,274)	$447,078	$51,889	$498,967
Stock-based compensation, net of withholding taxes	873,104	—	3,335	—	—	3,335	—	3,335
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(899)	(899)
Conversion of Alignment Shares to Class A Common Stock	1,991	—	10	—	—	10	—	10
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	2,100	2,100
Other comprehensive loss	—	—	—	(395)	—	(395)	—	(395)
Net income	—	—	—	—	7,509	7,509	(2,575)	4,934
As of March 31, 2024	159,874,981	$16	$488,408	$16,878	$(47,765)	$457,537	$50,515	$508,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$4,055	$3,845
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	16,130	11,376
Non-cash lease transactions	(1,299)	112
Deferred tax expense	4,896	888
Amortization of debt discount and financing costs	1,200	753
Change in fair value of Alignment Shares liability	(26,077)	(17,018)
Remeasurement of contingent consideration	(79)	50
Gain on disposal of property, plant and equipment	(88)	—
Reclassification of realized gain on cash flow hedge to net income	(404)	—
Stock-based compensation	4,111	2,813
Other	(1,080)	138
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(1,326)	1,685
Due to related parties	34	101
Derivative assets	(2,055)	1,769
Other assets	(1,448)	1,206
Accounts payable	68	2,828
Interest payable	5,273	1,204
Contract liability	163	152
Other liabilities	2,451	2,323
Net cash provided by operating activities	4,525	14,225
Cash flows used for investing activities
Capital expenditures	(18,538)	(24,844)
Payments to acquire renewable energy businesses, net of cash and restricted cash acquired	(119,617)	(288,241)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(4,035)	(6,350)
Proceeds from disposal of property, plant and equipment	266	—
Net cash used for investing activities	(141,924)	(319,435)
Cash flows used for financing activities
Proceeds from issuance of long-term debt	131,895	204,687
Repayment of long-term debt	(7,208)	(7,724)
Payment of debt issuance costs	(1,231)	(1,976)
Payment of deferred purchase price payable	—	(4,531)
Contributions from noncontrolling interests	—	1,737
Redemption of redeemable noncontrolling interests	—	(1,098)
Distributions to noncontrolling interests	(1,471)	(1,102)
Net cash provided by financing activities	121,985	189,993
Net decrease in cash, cash equivalents, and restricted cash	(15,414)	(115,217)
Cash, cash equivalents, and restricted cash, beginning of period	218,927	199,398
Cash, cash equivalents, and restricted cash, end of period	$203,513	$84,181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow disclosure
Cash paid for interest	$12,256	$6,509
Cash paid for taxes	21	—
Non-cash investing and financing activities
Asset retirement obligations	$1,391	$3,847
Debt assumed through acquisitions	—	8,100
Noncontrolling interest assumed through acquisitions	2,100	13,296
Redeemable noncontrolling interest assumed through acquisitions	—	8,100
Accrued distributions to noncontrolling interests	205	—
Accrued deferred financing costs	19	—
Acquisitions of property and equipment included in construction payable	—	10,872
Conversion of Alignment Shares into common stock	10	11
Deferred purchase price payable	—	7,069

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1.General
Company Overview
Altus Power, Inc., a Delaware corporation (the “Company” or “Altus Power”), headquartered in Stamford, Connecticut, develops, owns, constructs and operates large-scale roof, ground and carport-based photovoltaic solar energy generation and storage systems, for the purpose of producing and selling electricity to credit worthy counterparties, including commercial and industrial, public sector and community solar customers, under long-term contracts. The solar energy facilities are owned by the Company in project-specific limited liability companies (the “Solar Facility Subsidiaries”).
On December 9, 2021 (the “Closing Date”), the Company merged (the “Merger”) with CBRE Acquisition Holdings, Inc. (“CBAH”) and became listed on the New York Stock Exchange under the stock symbol "AMPS."
2.Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, filed with the Company’s 2023 annual report on Form 10-K on March 14, 2024, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2023, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2024, and the results of operations and cash flows for the three months ended March 31, 2024, and 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
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
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision makers in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment, which includes revenue under power purchase agreements, revenue from net metering credit agreements,

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
solar renewable energy credit revenue, rental income, performance based incentives and other revenue. The Company’s principal operations, revenue and decision-making functions are located in the United States.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of March 31, 2024	As of December 31, 2023
Cash and cash equivalents	$173,266	$160,817
Current portion of restricted cash	17,622	45,358
Restricted cash, noncurrent portion	12,625	12,752
Total	$203,513	$218,927
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of March 31, 2024 and no customers that individually accounted over 10% of total operating revenues, net for the three months ended March 31, 2024.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of December 31, 2023. The Company had one customer that individually accounted for over 10% (i.e., 15.0%) of total operating revenues, net for the three months ended March 31, 2023.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require disclosure of incremental segment information and the title and position of the chief operating decision maker ("CODM"). Registrants will be required to disclose significant segment expenses that are regularly provided to the CODM, as well as additional information on segment profit and loss measures and how such information is used by the CODM to assess segment performance and allocate resources. This ASU is effective for annual periods beginning in January 2024 and interim periods beginning in January 2025. The Company is currently evaluating the impact of this ASU, but does not currently expect it to have a material impact on its consolidated financial statements and related disclosures.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation table, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance shall be applied on a prospective basis with the option to apply retrospectively. The Company will apply the guidance upon the effective date. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
3.Revenue and Accounts Receivable
Disaggregation of Total Operating Revenues, net
The following table presents the detail of total operating revenues, net as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Power sales under PPAs	$12,625	$8,986
Power sales under NMCAs	9,977	6,836
Power sales on wholesale markets	295	356
Total revenue from power sales	22,897	16,178
Solar renewable energy credit revenue	9,936	10,067
Rental income	2,085	626
Performance based incentives	4,807	2,098
Revenue recognized on contract liabilities	914	409
Other	20	—
Total operating revenues, net	$40,659	$29,378

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
The Company expects to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$14,958
2025	15,329
2026	11,498
2027	5,967
2028	1,029
Total	$48,781
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
Power sales under PPAs	$6,557	$3,582
Power sales under NMCAs	9,896	8,094
Power sales on wholesale markets	63	249
Total power sales	16,516	11,925
Solar renewable energy credits	3,324	3,379
Rental income	134	450
Performance based incentives	83	1,346
Total	$20,057	$17,100
Payments for all accounts receivable in the above table are typically received within 30 days from invoicing. As of both March 31, 2024, and December 31, 2023, the Company determined that the allowance for credit losses is $0.9 million.
Contract liabilities
The Company recognizes contract liabilities related to long-term agreements to sell solar renewable energy credits ("SRECs") that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037. As of March 31, 2024, the Company had current and non-current contract liabilities of $2.8 million and $6.1 million, respectively. As of December 31, 2023, the Company had current and non-current contract liabilities of $2.9 million and $5.6 million, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
Rental income
Rental income is primarily derived from the master lease agreement with Vitol (as described in Note 5, "Acquisitions"), as well as long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with production of solar facilities, which are recognized as rental income in period the energy is delivered. Maturities of fixed rental payments as of March 31, 2024, are as follows:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$6,803
2025	6,118
2026	2,892
2027	513
2028	514
Thereafter	5,255
Total	$22,095
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest and, therefore, has consolidated the VIEs as of March 31, 2024, and December 31, 2023. No VIEs were deconsolidated during the three months ended March 31, 2024 and 2023.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the three months ended March 31, 2024 and 2023, as determined in the respective operating agreement.
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of March 31, 2024	As of December 31, 2023
Current assets	$25,201	$22,298
Non-current assets	978,315	936,358
Total assets	$1,003,516	$958,656
Current liabilities	$9,346	$8,576
Non-current liabilities	159,151	141,360
Total liabilities	$168,497	$149,936
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the three months ended March 31, 2024 and 2023, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. As of March 31, 2024 and December 31, 2023, the Company consolidated thirty-six and thirty-five VIEs, respectively. No VIEs were deemed significant as of March 31, 2024 and December 31, 2023.
5.Acquisitions
2024 Acquisitions
Vitol Acquisition
On January 31, 2024, the Company, through its wholly-owned subsidiary, Altus Power, LLC, acquired an 84 MW portfolio of 20 operating solar energy facilities located across five US states (the “Vitol Acquisition”). The portfolio was acquired from Vitol Solar I LLC (“Vitol”) through an acquisition of 100% of the outstanding membership interests in 18 project companies and 100% of the outstanding Class B membership interest in a partnership which owns 2 project companies. The total purchase price was approximately $119.7 million and the transaction was entered into by the Company to grow its portfolio of solar energy facilities. The purchase price and associated transaction costs were funded by cash on hand. The purchase price is also subject to customary adjustments for working capital and other items.

In conjunction with the acquisition, the Company entered into a master lease agreement to lease certain solar facilities back to Vitol, as well as an asset management agreement under which the Company will manage the solar facilities during the term of the master lease agreement. The master lease agreement is accounted for as an operating lease under ASC 842 and lease payments are included in rental income within the condensed consolidated statement of operations. The lease term varies by solar facility, with individual lease terms ending between 2024 and 2026.

The Company accounted for the Vitol Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 31, 2024 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.

The assets acquired and liabilities assumed are recognized provisionally on the consolidated balance sheet at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired tangible and intangible assets as well as inputs utilized in the valuation of noncontrolling interests. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than January 31, 2025.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on January 31, 2024:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Assets
Accounts receivable	$1,649
Property, plant and equipment	123,363
Operating lease asset	7,835
Other assets	1,691
Total assets acquired	134,538

Liabilities
Accounts payable	249
Intangible liabilities	2,370
Asset retirement obligation	1,374
Operating lease liability	7,187
Contract liability	1,130
Other liabilities	393
Total liabilities assumed	12,703
Non-controlling interests	2,100
Total fair value of consideration transferred	$119,735

The fair value of consideration transferred, net of cash acquired, as of January 31, 2024, is determined as follows:

Cash consideration paid to Vitol on closing	$119,690
Post-closing purchase price true-up	45
Total fair value of consideration transferred	$119,735

The Company incurred approximately $0.7 million of acquisition related costs related to the Vitol Acquisition, which are recorded as part of Acquisition and entity formation costs in the condensed consolidated statement of operations for the three months ended March 31, 2024. Acquisition related costs include legal, consulting, and other transaction-related costs.
The impact of the Vitol Acquisition on the Company's revenue and net income in the consolidated statement of operations was an increase of $2.0 million and $1.2 million, respectively, for the three months ended March 31, 2024.
Intangibles at Acquisition Date
The Company attributed the intangible liability values to unfavorable rate revenue contracts to sell power and SRECs. The following table summarizes the estimated fair values and the weighted average amortization periods of the assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Unfavorable rate revenue contracts – PPA	(100)	11 years
Unfavorable rate revenue contracts – SREC	(2,270)	9 years

Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations give effect to the Vitol Acquisition as if it had occurred on January 1, 2023. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the Vitol Acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	For the three months ended March 31, 2024 (unaudited)	For the three months ended March 31, 2023 (unaudited)
Operating revenues, net	$41,281	$31,474
Net income	4,866	3,722

Asset Acquisitions
During the three months ended March 31, 2024, the Company acquired a solar energy facility located in Massachusetts with a total nameplate capacity of 1.3 MW from a third party for a total purchase price of $4.0 million. The acquisition was accounted for as an acquisition of assets, whereby the Company acquired $4.0 million of property, plant and equipment and $0.6 million of operating lease assets, and assumed $0.6 million of operating lease liabilities. During the three months ended March 31, 2024, the Company also acquired land in Massachusetts from a third party for a total purchase price of $1.2 million.
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
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on December 20, 2023:

	Provisional accounting as of December 20, 2023	Measurement period adjustments	Adjusted provisional accounting as of December 20, 2023
Assets
Accounts receivable	$876	$—	$876
Property, plant and equipment	131,728	(223)	131,505
Intangible assets	350	—	350

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Operating lease asset	15,557	—	15,557
Other assets	2,079	(95)	1,984
Total assets acquired	150,590	(318)	150,272

Liabilities
Intangible liabilities	5,200	—	5,200
Asset retirement obligation	1,920	—	1,920
Operating lease liability	17,567	—	17,567
Other liabilities	1,275	(244)	1,031
Total liabilities assumed	25,962	(244)	25,718
Non-controlling interests	2,900	—	2,900
Total fair value of consideration transferred, net of cash acquired	$121,728	$(74)	$121,654

The fair value of consideration transferred, net of cash acquired, as of December 20, 2023, is determined as follows:

Cash consideration paid to seller on closing	$80,942	$—	$80,942
Cash consideration paid to settle debt on behalf of seller	38,966	—	38,966
Purchase price payable(1)	4,189	—	4,189
Contingent consideration payable	2,600	—	2,600
Total fair value of consideration transferred	126,697	—	126,697
Cash and restricted cash acquired	4,969	74	5,043
Total fair value of consideration transferred, net of cash acquired	$121,728	$(74)	$121,654
(1) The Company paid the entire purchase price payable amount after the acquisition date but prior to December 31, 2023.
The contingent consideration is related to the estimated earnout cash payment of a maximum of $8.0 million dependent on actual power generation of the acquired solar generating facilities during the 12-month period following the acquisition date. Refer to the Contingent Consideration section of Note 7, "Fair Value Measurements" for further information.
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
6. Debt

	As of March 31, 2024	As of December 31, 2023	Interest Type	Weighted average interest rate
Long-term debt
APAF Term Loan	$471,466	$474,609	Fixed	3.51%
APAF II Term Loan	111,821	112,810	Floating*	SOFR + 1.475%
APAF III Term Loan	423,619	426,619	Fixed	6.03%
APAF IV Term Loan	101,000	—	Fixed	6.45%
APAGH Term Loan	100,000	100,000	Fixed	8.50%
APAG Revolver	65,000	65,000	Floating	SOFR + 1.60%
APACF II Facility	31,868	—	Floating	SOFR + 3.25%
Other term loans	11,000	11,000	Fixed	3.04%
Financing obligations recognized in failed sale leaseback transactions	42,850	42,767	Imputed	3.97%
Total principal due for long-term debt	1,358,624	1,232,805
Unamortized discounts and premiums	(13,291)	(13,722)
Unamortized deferred financing costs	(18,085)	(16,165)
Less: Current portion of long-term debt	73,429	39,611
Long-term debt, less current portion	$1,253,819	$1,163,307
* Interest rate is effectively fixed by interest rate swap, see discussion below.
APAF Term Loan
On August 25, 2021, APA Finance, LLC (“APAF”), a wholly owned subsidiary of the Company, entered into a $503.0 million term loan facility with Blackstone Insurance Solutions (“BIS”) through a consortium of lenders, which consists of investment grade-rated Class A and Class B notes (the “APAF Term Loan”). The APAF Term Loan has a weighted average 3.51% annual fixed rate and matures on February 29, 2056 (“Final Maturity Date”).
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
As of March 31, 2024, the outstanding principal balance of the APAF Term Loan was $471.5 million less unamortized debt discount and loan issuance costs totaling $6.5 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF Term Loan.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.475%. Simultaneously with entering into the APAF II Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 7, "Fair Value Measurements," for further details). The APAF II Term Loan is secured by membership interests in the Company's subsidiaries.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
As of March 31, 2024, the outstanding principal balance of the APAF II Term Loan was $111.8 million, less unamortized debt issuance costs of $2.0 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
APAF III Term Loan
On February 15, 2023, the Company, through its subsidiaries, APA Finance III Borrower, LLC (the “APAF III Borrower”) and APA Finance III Borrower Holdings, LLC (“Holdings”), entered into a new long-term funding facility under the terms of a credit agreement among the APAF III Borrower, Holdings, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF III Term Loan”).
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The APAF III Term Loan amortizes at a rate of 2.5% of initial outstanding principal until the anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the APAF III Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the credit agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses. The principal balance borrowed under the APAF III Term Loan was offset by $4.0 million of debt issuance costs and $6.3 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033. The APAF III Term Loan is secured by membership interests in the Company's subsidiaries.
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
As of March 31, 2024, the outstanding principal balance of the APAF III Term Loan was $423.6 million, less unamortized debt issuance costs and discount of $14.0 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants.
APAF IV Term Loan
On March 26, 2024, the Company, through its subsidiaries, APA Finance IV, LLC (the “APAF IV Borrower”), and APA Finance IV Holdings, LLC (“Holdings”) has entered into a new term loan facility under the terms of a credit agreement among the APAF IV Borrower, Holdings, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF IV Term Loan”).
The APAF IV Term Loan, which matures on March 26, 2049, bears interest at a fixed rate of 6.45% per annum on outstanding principal amounts under the term loan. The Term Loan Facility has an anticipated repayment date of June 30, 2034. Upon lender approval, the APAF IV Borrower has the right to increase the Term Loan Facility to make additional draws for certain acquisitions of solar assets that otherwise satisfy the criteria for permitted acquisitions, as defined in the credit agreement. On March 26, 2024, the Company borrowed $101.0 million under the APAF IV Term Loan in connection with the Vitol Acquisition, which closed on January 31, 2024. The principal balance borrowed under the APAF IV Term Loan was offset by

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
$1.6 million of debt issuance costs, which have been deferred and will be recognized as interest expense through June 30, 2034. The APAF IV Term Loan is secured by membership interests in the Company's subsidiaries.
As of March 31, 2024, the outstanding principal balance of the APAF IV Term Loan was $101.0 million, less unamortized debt issuance costs and discount of $1.6 million. As of March 31, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
APAGH Term Loan
On December 27, 2023, APA Generation Holdings, LLC (“APAGH” or the “APAGH Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “APAGH Term Loan”) with an affiliate of Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board, as “Lenders.” The total commitment under the credit agreement is $100.0 million. The Company can also allow for the funding of additional incremental loans in an amount not to exceed $100.0 million over the term of the credit agreement at the discretion of the Lenders. Subject to certain exceptions, the APAGH Borrower’s obligations to the Lenders are secured by the assets of the APAGH Borrower, its parent, Altus Power, LLC (“Holdings”) and the Company and are further guaranteed by Holdings and the Company.
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

As of March 31, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs of $3.8 million. As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of March 31, 2024, and December 31, 2023, there was $65.0 million outstanding under the APAG Revolver. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAG Revolver.
APACF II Facility
On November 10, 2023, APACF II, LLC (“APACF II” or the “APACF II Borrower”) a wholly-owned subsidiary of the Company, entered into a credit agreement among the APACF II Borrower, APACF II Holdings, LLC, Pass Equipment Co., LLC, each of the project companies from time to time party thereto, each of the tax equity holdcos from time to time party thereto, U.S. Bank Trust Company, National Association, U.S. Bank National Association, each lender from time to time party thereto (collectively, the “Lenders”) and Blackstone Asset Based Finance Advisors LP, as Blackstone representative (“APACF II Facility”).
The aggregate amount of the commitments under the credit agreement is $200.0 million. The APACF II Facility matures on November 10, 2027, and bears interest at an annual rate of SOFR plus 3.25%. Borrowings under the APACF II Facility, which mature 364 days after the borrowing occurs, may be used by the APACF II Borrower to fund construction costs including equipment, labor, interconnection, as well as other development costs. The Company incurred $0.3 million of debt issuance costs related to the APACF II Facility, which have been deferred and will be recognized as interest expense through November 10, 2027. On January 19, 2024, the Company borrowed $31.9 million under the APACF II Facility, which was

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
offset by $0.6 million of debt issuance costs, which have been deferred and will be recognized as interest expense through November 10, 2027. The APACF II Facility is secured by membership interests in the Company's subsidiaries and other collateral, including equipment.

As of March 31, 2024, the outstanding principal balance of the APACF II Facility was $31.9 million, less unamortized debt issuance costs of $0.9 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of March 31, 2024, the Company was in compliance with all covenants under the APACF II Facility.
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
As of March 31, 2024, the outstanding principal balance of the term loan is $11.0 million, less unamortized debt discount of $1.7 million. As of December 31, 2023, the outstanding principal balance of the term loan is $11.0 million, less unamortized debt discount of $1.8 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of March 31, 2024, the Company had $52.3 million of letters of credit outstanding and $51.1 million of unused capacity. As of December 31, 2023, the Company had $54.7 million of letters of credit outstanding and $54.4 million of unused capacity. Additionally, as of March 31, 2024 and December 31, 2023, the Company had outstanding surety bonds of $5.9 million and $5.4 million, respectively.
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
As of March 31, 2024, the Company's recorded financing obligations were $41.9 million, net of $0.9 million of deferred transaction costs. As of December 31, 2023, the Company's recorded financing obligations were $41.8 million, net of $0.9

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
million of deferred transaction costs. Payments of $0.3 million and $0.2 million were made under financing obligations for the three months ended March 31, 2024, and 2023, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended March 31, 2024 and 2023, was $0.4 million.
During the three months ended March 31, 2023, the Company paid $0.5 million to extinguish financing obligations of $0.6 million, resulting in a gain on extinguishment of debt of $0.1 million. During the three months ended March 31, 2024, the Company extinguished no financing obligations.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2024	$2,788
2025	3,023
2026	2,995
2027	2,986
2028	2,967
Thereafter	14,143
Total	$28,902
The difference between the outstanding financing obligation of $42.9 million and $28.9 million of contractual payments due, including residual value guarantees, is due to $13.2 million of investment tax credits claimed by the respective counterparties, less $2.6 million of the implied interest on financing obligations included in minimum lease payments. The remaining difference is due to $3.8 million of interest accrued and a $0.4 million difference between the required contractual payments and the fair value of financing obligations acquired.
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
The following table provides the financial instruments measured at fair value on a recurring basis:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$62,695	$—	$—	$62,695
Derivative assets:
Interest rate swaps	$—	$2,585	$—	$2,585
Total assets at fair value	62,695	2,585	—	65,280

Liabilities
Alignment Shares liability	—	—	34,415	34,415
Other long-term liabilities:
True Green II Acquisition - contingent liability	—	—	4,880	4,880
Caldera Acquisition - contingent liability	—	—	2,300	2,300
Total liabilities at fair value	—	—	41,595	41,595

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets:
Interest rate swaps	—	530	—	530
Total assets at fair value	—	530	—	530

Liabilities
Alignment Shares liability	—	—	60,502	60,502
Other long-term liabilities:
True Green II Acquisition - contingent liability	—	—	4,658	4,658
Caldera Acquisition - contingent liability	—	—	2,600	2,600
Total liabilities at fair value	—	—	67,760	67,760
Alignment Shares Liability
As of March 31, 2024, the Company had 796,950 Alignment Shares outstanding, all of which are held by CBRE Acquisition Sponsor, LLC (the "Sponsor"), certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2022 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 70% and risk-free interest rate of 4.31% are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares.

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
	Shares	$	Shares	$
Beginning balance	996,188	$60,502	1,207,500	$66,145
Alignment Shares converted	(199,238)	(10)	(201,250)	(11)
Fair value remeasurement	—	(26,077)	—	(17,018)
Ending balance	796,950	$34,415	1,006,250	$49,116

Interest Rate Swaps
The Company's derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of March 31, 2024 and December 31, 2023, the notional amounts were $118.8 million and $112.8 million, respectively. For the three months ended March 31, 2024 and 2023, the change in fair value of interest rate swaps resulted in a gain of $2.1 million and a gain of $2.7 million, respectively, which was recorded as interest expense in the condensed consolidated statements of operations.
Forward Starting Interest Rate Swap
The Company entered into a forward starting interest rate swap on January 31, 2023, with an effective date of January 31, 2025, and a termination date of January 31, 2035. This transaction had a notional amount of $250.0 million, was designated as a cash flow hedge of the Company's forecasted fixed-rate or floating-rate debt issuances.
Later in 2023, the Company terminated the forward starting interest rate swap for total cash proceeds of $16.7 million. The total gain of $17.3 million, was recorded as a component of Other comprehensive income in the condensed consolidated statements of comprehensive income for the year ended December 31, 2023. The Company allocated $238.0 million of the notional amount to the incremental debt issuances under the APAF III Term Loan and $12.0 million to the APAF IV Term Loan.
Other comprehensive income of $17.3 million associated with the incremental debt issuances under the APAF III Term Loan and APAF IV Term Loan is recognized as an adjustment to interest expense, net over the term of the debt. For the three months ended March 31, 2024, the adjustment to Interest expense, net was $0.4 million. Approximately $1.6 million of the gain in other comprehensive income will be reclassified into earnings during the next 12 months.
The cash flow hedge was determined to be fully effective during the three months ended March 31, 2024. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income will be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap.
Contingent Consideration
Caldera Acquisition
In connection with the Caldera Acquisition on December 20, 2023, contingent consideration of $8.0 million may be payable upon achieving certain power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 12-month period since the acquisition date and the risk-adjusted discount rate associated with the business. As the inputs are not

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of March 31, 2024 and December 31, 2023, the fair value of the contingent consideration was $2.3 million and $2.6 million, respectively, and was included in Other current liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company recorded a gain on remeasurement of contingent liability of $0.3 million.
True Green II Acquisition
In connection with the acquisition of a portfolio of 58 solar energy facilities with a combined nameplate capacity of 220 MW on February 15, 2023 (the "True Green II acquisition"), contingent consideration of $10.0 million may be payable upon the seller's completion of in-development solar energy facilities and the Company obtaining tax equity financing. The Company estimated the fair value of the contingent consideration by using the expected cash flow approach. These cash flows were then discounted to present value using the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of March 31, 2024 and December 31, 2023, the fair value of the contingent consideration was $4.9 million and $4.7 million, respectively, and was included in Other current liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company recorded $0.2 million loss on fair value remeasurement of contingent liability associated with the True Green II Acquisition in the condensed consolidated statements of operations. The loss was recorded due to the remeasurement of the contingent liability based on the actual amount of tax equity financing received.
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
The liability for the contingent consideration associated with production volumes expired on June 30, 2022. The liability for the contingent consideration associated with power rates is included in Other long-term liabilities in the condensed consolidated balance sheets at the estimated fair value of $3.1 million as of March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024 and 2023, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of zero and $0.1 million, respectively, within operating income in the condensed consolidated statements of operations. Gains and losses are recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates. As of December 31, 2023, the 36-month measurement period for the contingent liability associated with market power rates has ended and the contingency was resolved with $3.1 million payable in 2024.
8.Equity
As of March 31, 2024, the Company had 988,591,250 authorized and 159,874,981 issued and outstanding shares of Class A common stock. As of December 31, 2023, the Company had 988,591,250 authorized and 158,999,886 issued and outstanding shares of Class A common stock, respectively. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2024, and December 31, 2023, no common stock dividends have been declared.
As of March 31, 2024, and December 31, 2023, the Company had 796,950 and 996,188 authorized and issued shares of Class B common stock, respectively, also referred to as the Alignment Shares. Refer to Note 7, "Fair Value Measurements," for further details.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the three months ended March 31,
	2024	2023
Redeemable noncontrolling interest, beginning balance	$26,044	$18,133
Cash distributions	(571)	(576)
Accrued distributions	(206)	—
Redemption of redeemable noncontrolling interests	—	(2,175)
Assumed redeemable noncontrolling interest through business combination	—	8,100
Net (loss) income attributable to redeemable noncontrolling interest	(878)	861
Redeemable noncontrolling interest, ending balance	$24,389	$24,343
10.Leases
The following table presents the components of operating lease cost for the three months ended March 31, 2024, and 2023:

	For the three months ended March 31,
	2024	2023
Operating lease expense	$4,069	$2,391
Variable lease expense	418	357
Total lease expense	$4,487	$2,748

The following table presents supplemental information related to our operating leases:

	For the three months ended March 31,
	2024	2023
Operating cash flows from operating leases	$4,064	$2,238
Operating lease assets obtained in exchange for new operating lease liabilities	$11,891	$32,722
Weighted average remaining lease term, years	23.6 years	22.0 years
Weighted average discount rate	5.75%	5.15%

Maturities of operating lease liabilities as of March 31, 2024, are as follows:

2024	$12,143
2025	15,829
2026	15,952
2027	16,048
2028	16,100
Thereafter	294,720
Total	$370,792
Less: Present value discount	(175,363)
Lease liability	$195,429

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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s power purchase agreements ("PPAs"), generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of March 31, 2024, and December 31, 2023, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of March 31, 2024, and December 31, 2023, the Company had zero outstanding non-cancellable commitments to purchase solar modules.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

12.Related Party Transactions
There was $0.1 million and $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of March 31, 2024, and December 31, 2023, respectively. Additionally, in the normal course of business, the Company conducts transactions with affiliates, including:
Blackstone Credit Facilities
Under the APAF Term Loan, APAF III Term Loan, APAF IV Term Loan, and APACF II Facility, subsidiaries of The Blackstone Group (“Blackstone”), a related party, serve as agents between the Company and a consortium of third-party lenders. See Note 6, "Debt" for further details.
During the three months ended March 31, 2024 and 2023, the Company paid $0.2 million and $0.7 million, respectively, of loan issuance costs to Blackstone.
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
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the three months ended March 31, 2024 and 2023, the Company did not incur any costs associated with the Commercial Collaboration Agreement. As of March 31, 2024 and December 31, 2023, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the three months ended March 31, 2024 and 2023, the Company incurred $0.2 million and $0.1 million, respectively, for development services provided under the PSA. As of March 31, 2024, and December 31, 2023, there was $0.1 million due to CBRE for development services provided under the MSA.
Lease Agreements with Link Logistics and CBRE
The Company has a right to use rooftops to develop and operate solar facilities under lease agreements with subsidiaries of Link Logistics Real Estate Management LLC (“Link Logistics”), a Blackstone portfolio company, and subsidiaries of CBRE. As of March 31, 2024, and December 31, 2023, the Company recognized operating lease assets and operating lease liabilities of $27.1 million and $24.3 million, respectively, in the condensed consolidated balance sheet related to these leases, which have a weighted average remaining lease term of 29 years. During the three months ended March 31, 2024 and 2023, payments made under these leases were $0.7 million and zero, respectively.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

13.Earnings per Share
The calculation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 was as follows (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2024	2023
Net income attributable to Altus Power, Inc.	7,509	5,617
Income attributable to participating securities(1)	(38)	(36)
Net income attributable to common stockholders - basic and diluted	7,471	5,581
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	159,025,740	158,621,674
Dilutive restricted stock	—	258,789
Dilutive RSUs	3,216,408	2,120,928
Dilutive conversion of Alignment Shares	—	2,011
Weighted average shares of common stock outstanding - diluted	162,242,148	161,003,402
Net income attributable to common stockholders per share - basic	$0.05	$0.04
Net income attributable to common stockholders per share - diluted	$0.05	$0.03

(1) Represents the income attributable to 796,950 and 1,006,250 Alignment Shares outstanding as of March 31, 2024 and 2023, respectively.

(2) For the three months ended March 31, 2023, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 shares of the Company's Class A common stock provided to holders of the common stock of the Company prior to the Merger, including shares that were subject to vesting conditions.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
14.Stock-Based Compensation
The Company recognized $4.3 million and $2.9 million of stock-based compensation expense for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the Company had $46.9 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted average period of approximately 2 years.
Legacy Incentive Plans
Prior to the Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of March 31, 2024, and December 31, 2023, zero and 210,710 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
Omnibus Incentive Plan
On July 12, 2021, the Company entered into the Management Equity Incentive Letter with each of Mr. Felton and Mr. Norell pursuant to which, on February 5, 2022, the compensation committee granted to Mr. Felton and Mr. Norell, together with other senior executives, including Mr. Savino, Chief Construction Officer, and Mr. Weber, Chief Financial Officer, restricted stock units (“RSUs”) under the Omnibus Incentive Plan (the "Incentive Plan") that are subject to time-based and, for the named executive officers and certain other executives, eighty percent (80%) of such RSUs also further subject to performance-based vesting, with respect to an aggregate five percent (5%) of the Company’s Class A common stock on a fully diluted basis, excluding the then-outstanding shares of the Company’s Class B common stock or any shares of the Company’s Class A common stock into which such shares of the Company’s Class B common stock are or may be convertible. Subject to continued employment on each applicable vesting date, the time-based RSUs generally vest 33 1/3% on each of the third, fourth and fifth anniversaries of the Closing, and the performance-based RSUs vest with respect to 33 1/3% of the award upon the achievement of the above time-based requirement and the achievement of a hurdle representing a 25% annual compound annual growth rate measured based on an initial value of $10.00 per share (i.e., on each of the third anniversary, the fourth anniversary, and the fifth anniversary of the date of grant, the stock price performance hurdle shall be $19.53, $24.41, and $30.51, respectively), which vesting is eligible until the fifth anniversary of grant date.
On March 28, 2024, these vesting conditions of such performance-based RSUs were modified by the compensation committee to set the hurdles at $14.00, $18.00, and $22.00, respectively. This modification impacted five grantees and resulted in $3.1 million of incremental expense, which the Company expects to recognize over a weighted average period of 2 years.
Additionally, under the Incentive Plan the Company granted performance stock units ("PSUs") that are subject to market and service vesting conditions, each of which represents the right to receive one share of the Company's Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF (TAN), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of PSUs vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs.
During the three months ended March 31, 2024, the Company granted under the Incentive Plan an additional 2,973,127 RSUs, that are subject to time-based vesting as described above, with a weighted average grant date fair value per share of $4.89. The Company also granted 546,024 PSUs that are subject to market-based vesting as described above, with a grant date fair value per share of $5.22. Further, the Company granted 751,773 of incentive performance stock units ("GW Plan PSUs") that cliff vest on December 31, 2026, if the the Company adds 1.1 gigawatt of installed solar capacity starting January 1, 2024 and subject to continued employment on the vesting date. The number of GW Plan PSUs vested, and thus shares of Class A

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Common Stock issued, will be calculated based on the average stock price of the Company's Class A Common Stock during the twenty trading days prior to and including (if applicable) the vesting date (the "AMPS Price") as follows:

AMPS Price	Payout
<$8	40%
$8-10.99	80%
$11-11.50	100%
$11.51-12.99	110%
$13+	120%

GW Plan PSUs have a grant date fair value per share of $3.95.

The fair value of awards granted and modified during the period was estimated as of the respective grant dates using a Monte Carlo model utilizing a distribution of potential outcomes based on expected volatility of 66% - 69%, a risk-free interest rate of 4.4%, and an expected term of approximately 1-3 years.
As of March 31, 2024, and December 31, 2023, there were 30,992,545 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023. The number of shares authorized for issuance under the Incentive Plan did not increase on January 1, 2024.
For the three months ended March 31, 2024, and 2023, the Company granted 4,270,924 and 3,011,148 RSUs, respectively, and recognized $4.3 million and $2.9 million, respectively, of stock-based compensation expenses in relation to the Incentive Plan. For the three months ended March 31, 2024, and 2023, 96,144 and 5,700 RSUs were forfeited, respectively.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of March 31, 2024, and December 31, 2023, there were 4,662,020 shares of the Company's Class A common stock authorized for issuance under the ESPP. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the three months ended March 31, 2024, and 2023. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023. The number of shares authorized for issuance under the ESPP did not increase on January 1, 2024.
15.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended March 31, 2024, and 2023, the Company had income tax expense of $4.9 million and income tax expense of $0.9 million, respectively. For the three months ended March 31, 2024, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for Alignment Shares, as well as state and local income taxes. For the three months ended March 31, 2023, the effective tax rate differs from the U.S. statutory rate primarily due to effects of non-deductible compensation, noncontrolling interests, redeemable noncontrolling interests, fair value adjustments for Alignment Shares, as well as state and local income taxes.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
16.Subsequent Events
The Company has evaluated subsequent events from March 31, 2024, through May 9, 2024, which is the date the unaudited condensed consolidated financial statements were available to be issued. Other than the subsequent event disclosed below, there are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.
Resignation of Lars Norell as Co-Chief Executive Officer and Director

On April 26, 2024, Lars Norell resigned as Co-Chief Executive Officer and director of the Company. There were no disagreements between the Company and Mr. Norell that led to his decision to resign as Co-Chief Executive Officer and director. The board of directors has appointed Gregg Felton as sole Chief Executive Officer of the Company.

In connection with his resignation, Mr. Norell has signed a separation and release agreement (the “Agreement”), where he will receive severance, which includes (i) eighteen (18) months’ base salary, for an aggregate amount of approximately $0.9 million, payable as salary continuation in accordance with the Company’s normal pay schedule, (ii) subject to his timely election and continued eligibility for COBRA continuation coverage, a subsidized COBRA continuation coverage for 12 months, or if earlier, until he becomes eligible for medical benefits from a subsequent employer, (iii) a pro rata short-term incentive bonus for plan year 2024, to be paid in March 2025 at the same time that such bonuses are paid to current employees, and (iv) an additional payment of approximately $1.0 million, less applicable payroll deductions, paid in a lump sum on the eighth day after the execution of the Agreement.

Additionally, the 4,283,452 unvested RSUs and PSUs granted under the Omnibus Plan and held by Mr. Norell will be forfeited. This will result in the reversal of approximately $8.7 million of previously recognized stock-based compensation expense which will be recognized during the three months ended June 30, 2024.

******

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus Power” or the “Company”) has been prepared by Altus Power’s management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024 (the "2023 Annual Report on Form 10-K"). Any references in this section to “we,” “our” or “us” shall mean Altus Power. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," “intends,” "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2023 Annual Report on Form 10-K. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. Except as required by applicable law, we are not obligated to update these forward-looking statements, even though our situation may change in the future.

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

We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of 981 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 450 enterprise entities and contracts with over 24,000 residential customers which are serviced by over 290 MW of community solar projects currently in operation. Our community solar projects are currently serving customers in 8 states. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last fiscal year as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of over 100,000 homes, displacing over 550,000 tons of CO2 emissions per annum.

Key Factors Affecting Our Performance
Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” in our 2023 Annual Report on Form 10-K for further discussion of risks affecting our business. We believe the factors discussed below are key to our success:
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of March 31, 2024, these variable rate contracts make up approximately 54% of our current installed portfolio. Contracts with a fixed rate and a fixed rate with an escalator make up approximately 28% and 18% of our current installed portfolio, respectively. During the three months ended March 31, 2024, overall utility rates generally increased in states where we have projects under variable rate contracts, but there can be no guarantee that they will continue to do so. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
•Flexible Financing Solutions: We have a market-leading cost of capital in an investment-grade rated scalable credit facility from Blackstone, which enables us to be competitive bidders in asset acquisition and development. In addition to our Blackstone term loan, we also have financing available through a revolving credit facility which has $200 million of committed capacity with 5-year maturity and interest of SOFR plus spread between 160 - 260 basis points on drawn balances, a construction facility which has $200 million of committed capacity with a 5-year maturity and interest of SOFR plus 350 basis points on drawn balances, and a term loan which has $100 million of additional committed capacity with a 6-year maturity and an initial fixed interest rate of 8.50%, subject to adjustments.
•Leadership: We have a strong executive leadership team who has extensive experience in capital markets, solar development and solar construction, with over 20 years of experience each. Moreover, through the transaction structure, management and employees will continue to own a significant interest in the Company. As described in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2024, we announced the resignation of Lars R. Norell as our Co-Chief Executive Officer and the appointment of Gregg Felton as our sole Chief Executive Officer.
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

Another aspect of seasonality relates to our construction program, which is more productive during warmer weather months and generally results in project completion during fourth quarter. This is particularly relevant for our projects under construction in colder climates like the Northeast.
Pipeline
Our pipeline, comprised of a mix of operating assets and new build assets, is being evaluated by our team each quarter. As of March 31, 2024, this pipeline includes 14 MW of assets in construction and pre-construction in Maryland with CBRE Investment Management and additional potential new build assets in Illinois which we are in discussions with various CBRE customers about. Additionally, we are evaluating 100 MW to 150 MW of operating asset acquisition opportunities.
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

	As of March 31,		Change
	2024	2023	MW	%
Megawatts installed	981	678	303	45%
Cumulative megawatts installed increased from 678 MW as of March 31, 2023, to 981 MW as of March 31, 2024, a 45% increase.

	As of March 31, 2024	As of December 31, 2023	Change
			MW	%
Megawatts installed	981	896	85	9%

Cumulative megawatts installed increased from 896 MW as December 31, 2023, to 981 MW as of March 31, 2024, a 9% increase.

The following table provides an overview of megawatts installed by state as of March 31, 2024:

State	Megawatts installed	Share, percentage
New York	205	20.9%
New Jersey	177	18.0%
Massachusetts	150	15.3%
California	120	12.2%
North Carolina	67	6.8%
Minnesota	60	6.1%
South Carolina	42	4.2%
Hawaii	34	3.5%
Nevada	21	2.2%
All other	105	10.8%
Total	981	100.0%

Megawatt Hours Generated

Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	Three months ended March 31,		Change
	2024	2023	MWh	%
Megawatt hours generated	210,000	137,000	73,000	53%

Megawatt hours generated increased from 137,000 MWh for the three months ended March 31, 2023, to 210,000 MWh for the three months ended March 31, 2024, a 53% increase.
Non-U.S. GAAP Financial Measures
Adjusted EBITDA

We define adjusted EBITDA as net income plus net interest expense, depreciation, amortization and accretion expense, income tax expense or benefit, acquisition and entity formation costs, stock-based compensation expense, and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, gain or loss on fair value remeasurement of contingent consideration, gain or loss on disposal of property, plant and equipment, change in fair value of Alignment Shares liability, loss on extinguishment of debt, net, and other miscellaneous items of other income and expenses.

We define adjusted EBITDA margin as adjusted EBITDA divided by operating revenues.

Adjusted EBITDA and adjusted EBITDA margin are non-U.S. GAAP financial measures that we use to measure our performance. We believe that investors and analysts also use adjusted EBITDA and adjusted EBITDA margin in evaluating our operating performance. These measurements are not recognized in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures of performance. The U.S. GAAP measure most directly comparable to adjusted EBITDA is net income and to adjusted EBITDA margin is net income over operating revenues. The presentation of adjusted EBITDA and adjusted EBITDA margin should not be construed to suggest that our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of adjusted EBITDA and adjusted EBITDA margin are not necessarily comparable to adjusted EBITDA and adjusted EBITDA margin as calculated by other companies and investors and analysts should read carefully the components of our calculations of these non-U.S. GAAP financial measures.

We believe adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. Factors in this determination include the exclusion of (1) variability due to gains or losses related to fair value remeasurement of contingent consideration and the change in fair value of Alignment Shares liability, (2) strategic decisions to acquire businesses, dispose of property, plant and equipment or extinguish debt, and (3) the non-recurring nature of stock-based compensation and other miscellaneous items of income and expense, which affect results in a given period or periods. In addition, adjusted EBITDA represents the business performance of the Company before the application of statutory income tax rates and tax adjustments corresponding to the various jurisdictions in which the Company operates, as well as interest expense and depreciation, amortization and accretion expense, which are not representative of our ongoing operating performance.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Net income to Adjusted EBITDA:
Net income	$4,055	$3,845
Income tax expense	4,896	888
Interest expense, net	16,193	12,446
Depreciation, amortization and accretion expense	16,130	11,376
Stock-based compensation	4,304	2,872
Acquisition and entity formation costs	1,066	1,491
(Gain) loss on fair value remeasurement of contingent consideration, net	(79)	50
Gain on disposal of property, plant and equipment	(88)	—
Change in fair value of Alignment Shares liability	(26,077)	(17,018)
Other (income) expense, net	(683)	90
Adjusted EBITDA	$19,717	$16,040

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$19,717	$16,040
Operating revenues, net	40,659	29,378
Adjusted EBITDA margin	48%	55%

Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of March 31, 2024, PPAs have a weighted average remaining life of 11 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under net metering credit agreements (“NMCAs”). Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of March 31, 2024, NMCAs have a weighted average remaining life of 19 years.
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
Rental income. Rental income is primarily derived from the master lease agreement with Vitol (as described in Note 5, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Report) as well as long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with production of solar facilities, which are recognized as rental income in period the energy is delivered.
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
Depreciation, amortization and accretion expense. Depreciation expense represents depreciation on solar energy systems that have been placed in service. Depreciation expense is computed using the straight-line composite method over the estimated useful lives of assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the remaining term of the lease. Amortization includes third party costs necessary to acquire PPA and NMCA customers, value ascribed to in-place leases, and favorable and unfavorable rate revenues contracts. Value ascribed to in-place leases is amortized using the straight-line method ratably over the term of the individual site leases. Third party costs necessary to acquire PPAs and NMCA customers are amortized using the straight-line method ratably over 15-25 years based upon the term of the customer contract. Estimated fair value allocated to the favorable and unfavorable rate PPAs and REC agreements are amortized using the straight-line method over the remaining non-cancelable terms of the respective agreements. Accretion expense includes over time increase of asset retirement obligations associated with solar energy facilities.
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
Change in fair value of Alignment Shares liability. Alignment Shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of March 31, 2024, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other expense and income, net. Other income and expenses primarily represent interest income, and other miscellaneous items.
Interest expense, net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs, and unrealized gains and losses on interest rate swaps.
Income tax expense and benefit. We account for income taxes under ASC 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a partial valuation allowance on our deferred state tax assets because we believe it is more likely than not that a portion of our deferred state tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on an annual basis.
Net income and loss attributable to noncontrolling interests and redeemable noncontrolling interests. Net income and loss attributable to noncontrolling interests and redeemable noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation at Book Value.

Results of Operations – Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023 (Unaudited)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Operating revenues, net	$40,659	$29,378	$11,281	38.4%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	10,920	5,976	4,944	82.7%
General and administrative	10,022	7,362	2,660	36.1%
Depreciation, amortization and accretion expense	16,130	11,376	4,754	41.8%
Acquisition and entity formation costs	1,066	1,491	(425)	(28.5)%
(Gain) loss on fair value remeasurement of contingent consideration, net	(79)	50	(129)	(258.0)%
Gain on disposal of property, plant and equipment	(88)	—	(88)	100.0%
Stock-based compensation	4,304	2,872	1,432	49.9%
Total operating expenses	$42,275	$29,127	$13,148	45.1%
Operating (loss) income	(1,616)	251	(1,867)	*
Other (income) expense
Change in fair value of Alignment Shares liability	(26,077)	(17,018)	(9,059)	53.2%
Other (income) expense, net	(683)	90	(773)	*
Interest expense, net	16,193	12,446	3,747	30.1%
Total other income, net	$(10,567)	$(4,482)	$(6,085)	135.8%
Income before income tax expense	$8,951	$4,733	$4,218	89.1%
Income tax expense	(4,896)	(888)	(4,008)	*
Net income	$4,055	$3,845	$210	5.5%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,454)	(1,772)	(1,682)	94.9%
Net income attributable to Altus Power, Inc.	$7,509	$5,617	$1,892	33.7%
Net income per share attributable to common stockholders
Basic	$0.05	$0.04	$0.01	25.0%
Diluted	$0.05	$0.03	$0.02	66.7%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,025,740	158,621,674	404,066	0.3%
Diluted	162,242,148	161,003,402	1,238,746	0.8%

* Percentage is not meaningful

Operating revenues, net

	Three Months Ended March 31,		Change
	2024	2023	Change	%
	(in thousands)
Power sales under PPAs	$12,625	$8,986	$3,639	40.5%
Power sales under NMCAs	9,977	6,836	3,141	45.9%
Power sales on wholesale markets	295	356	(61)	(17.1)%
Total revenue from power sales	22,897	16,178	6,719	41.5%
Solar renewable energy credit revenue	9,936	10,067	(131)	(1.3)%
Rental income	2,085	626	1,459	233.1%
Performance based incentives	4,807	2,098	2,709	129.1%
Revenue recognized on contract liabilities	914	409	505	123.5%
Other	20	—	20	100.0%
Total operating revenues, net	$40,659	$29,378	$11,281	38.4%
Operating revenues, net increased by $11.3 million, or 38.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Cost of operations

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$10,920	$5,976	$4,944	82.7%
Cost of operations increased by $4.9 million, or 82.7%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$10,022	$7,362	$2,660	36.1%
General and administrative expense increased by $2.7 million, or 36.1%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$16,130	$11,376	$4,754	41.8%

Depreciation, amortization and accretion expense increased by $4.8 million, or 41.8%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Acquisition and entity formation costs	$1,066	$1,491	$(425)	(28.5)%
Acquisition and entity formation costs decreased by 28.5% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to costs associated with the True Green II Acquisition (as defined in Note 7, "Fair Value Measurements" to our condensed consolidated financial statements included elsewhere in this Report) completed on February 15, 2023.
(Gain) loss on fair value remeasurement of contingent consideration

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
(Gain) loss on fair value remeasurement of contingent consideration	$(79)	$50	$(129)	(258.0)%
Gain or loss on fair value remeasurement of contingent consideration is primarily associated with the True Green II Acquisition, the Caldera Acquisition, and the Solar Acquisition (as defined in our condensed consolidated financial statements included elsewhere in this Report). A gain or loss on fair value remeasurement was recorded for the three months ended March 31, 2024 and 2023, due to changes in the values of significant assumptions used in the measurement of fair value.
Gain on disposal of property, plant and equipment

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Gain on disposal of property, plant and equipment	$(88)	$—	$(88)	100.0%
Gain on disposal of property, plant and equipment is associated with the disposal of a solar facility that occurred during the three months ended March 31, 2024. The gain was calculated as the difference excess of consideration received over the carrying value of the disposed asset.
Stock-based compensation

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Stock-based compensation	$4,304	$2,872	$1,432	49.9%
Stock-based compensation expense increased by $1.4 million, or 49.9%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to restricted stock units granted under the Omnibus Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report).

Change in fair value of Alignment Shares liability

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(26,077)	$(17,018)	$(9,059)	53.2%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of March 31, 2024 and 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
Other (income) expense, net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Other (income) expense, net	$(683)	$90	$(773)	*
* Percentage is not meaningful
Other income was $0.7 million during the three months ended March 31, 2024, as compared to other expense of $0.1 million during the three months ended March 31, 2023, primarily due to interest income during three months ended March 31, 2024, as well as miscellaneous other income and expense items during each period.
Interest expense, net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$16,193	$12,446	$3,747	30.1%
Interest expense increased by $3.7 million, or 30.1%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the increase of outstanding debt held by the Company. The increase was partially offset by $2.1 million of unrealized gain on interest rate swaps during the three months ended March 31, 2024.
Income tax expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Income tax expense	$(4,896)	$(888)	$(4,008)	*
* Percentage is not meaningful
For the three months ended March 31, 2024, the Company recorded an income tax expense of $4.9 million in relation to pretax income of $9.0 million, which resulted in an effective income tax rate of 54.7%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes.
For the three months ended March 31, 2023, the Company recorded an income tax expense of $0.9 million in relation to a pretax income of $4.7 million, which resulted in an effective income tax rate of 18.8%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, and state income taxes.
Related to the fair value remeasurement, the Company has issued Alignment Shares. These awards are liability classified awards for U.S. GAAP, and, as such, they are required to be remeasured to fair value each reporting period with the change in value included in operating income. The Alignment Shares are considered equity awards for U.S. tax purposes. Therefore, the change in U.S. GAAP value does not result in taxable income or deduction. The U.S. GAAP change in fair value results in a permanent tax difference which impacts the Company’s estimated annual effective tax rate.
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(3,454)	$(1,772)	$(1,682)	94.9%

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $1.7 million, or 94.9%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to changes in funding provided by tax equity investors and acquisitions of tax equity partnerships with non-controlling interests. Overall loss was partially offset by loss allocations due to reduced recapture periods for investment tax credits.

Liquidity and Capital Resources
As of March 31, 2024, the Company had total cash and restricted cash of $203.5 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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

The solar energy systems that are in service are expected to generate a positive return rate over the useful life, typically 32 years. After solar energy systems commence operations, they typically do not require significant additional capital expenditures to maintain operating performance. However, in order to grow, we are currently dependent on financing from outside parties. The Company expects to have sufficient cash and cash flows from operations to meet working capital, debt service obligations, contingencies and anticipated required capital expenditures for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our ability to raise additional financing. If financing is not available to us on acceptable terms if and when needed, we may be unable to finance installation of our new customers’ solar energy systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our tax equity funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain tax equity funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition.

Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of March 31, 2024, we do not expect to cancel these agreements.
The Company has operating leases for land and building rooftops and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of March 31, 2024 and December 31, 2023, the Company had outstanding letters of credit and surety bonds totaling $58.2 million and $60.1 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve accounts associated with our term loans. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the three months ended March 31, 2024, no shares of common stock were sold through the ATM equity program. Any issuances under the ATM are subject to approval of the Board.
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
As of March 31, 2024, the outstanding principal balance of the APAF Term Loan was $471.5 million less unamortized debt discount and loan issuance costs totaling $6.5 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF Term Loan.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on SOFR plus a spread of 1.475%. Simultaneously with entering into the APAF II Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 7, "Fair Value Measurements," to our condensed consolidated financial statements included elsewhere in this Report for further details). The APAF II Term Loan is secured by membership interests in the Company's subsidiaries.
As of March 31, 2024, the outstanding principal balance of the APAF II Term Loan was $111.8 million, less unamortized debt issuance costs of $2.0 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
APAF III Term Loan
On February 15, 2023, the Company, through its subsidiaries, APA Finance III Borrower, LLC (the “APAF III Borrower”) and APA Finance III Borrower Holdings, LLC (“Holdings”), entered into a new long-term funding facility under the terms of a credit agreement among the APAF III Borrower, Holdings, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF III Term Loan”).
This funding facility provides for a term loan of $204.0 million at a fixed rate of 5.62%. The APAF III Term Loan amortizes at a rate of 2.5% of initial outstanding principal until the anticipated repayment date of June 30, 2033. The maturity date of the term loan is October 31, 2047. Upon lender approval, the APAF III Borrower has the right to increase the funding facility to make additional draws for certain solar generating facilities, as set forth in the credit agreement. On February 15, 2023, the Company borrowed $193.0 million from this facility to fund the True Green II Acquisition and the associated costs and expenses. The principal balance borrowed under the APAF III Term Loan was offset by $4.0 million of debt issuance costs and $6.3 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033. The APAF III Term Loan is secured by membership interests in the Company's subsidiaries.
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
As of March 31, 2024, the outstanding principal balance of the APAF III Term Loan was $423.6 million, less unamortized debt issuance costs and discount of $14.0 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants.
APAF IV Term Loan
On March 26, 2024, the Company, through its subsidiaries, APA Finance IV, LLC (the “APAF IV Borrower”), and APA Finance IV Holdings, LLC (“Holdings”) has entered into a new term loan facility under the terms of a credit agreement among the APAF IV Borrower, Holdings, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF IV Term Loan”).
The APAF IV Term Loan, which matures on March 26, 2049, bears interest at a fixed rate of 6.45% per annum on outstanding principal amounts under the term loan. The Term Loan Facility has an anticipated repayment date of June 30, 2034. Upon lender approval, the APAF IV Borrower has the right to increase the Term Loan Facility to make additional draws for certain acquisitions of solar assets that otherwise satisfy the criteria for permitted acquisitions, as defined in the credit agreement. On March 26, 2024, the Company borrowed $101.0 million under the APAF IV Term Loan in connection with the Vitol Acquisition, which closed on January 31, 2024. The principal balance borrowed under the APAF IV Term Loan was offset by $1.6 million of debt issuance costs, which have been deferred and will be recognized as interest expense through June 30, 2034. The APAF IV Term Loan is secured by membership interests in the Company's subsidiaries.
As of March 31, 2024, the outstanding principal balance of the APAF IV Term Loan was $101.0 million, less unamortized debt issuance costs and discount of $1.6 million. As of March 31, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
APAGH Term Loan
On December 27, 2023, APA Generation Holdings, LLC (“APAGH” or the “APAGH Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “APAGH Term Loan”) with an affiliate of Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board, as "Lenders." The total commitment under the credit agreement is $100.0 million. The Company can also allow for the funding of additional incremental loans in an amount not to exceed $100.0 million over the term of the credit agreement at the discretion of the Lenders. Subject to certain exceptions, the APAGH Borrower’s obligations to the Lenders are secured by the assets of the APAGH Borrower, its parent, Altus Power, LLC (“Holdings”) and the Company and are further guaranteed by Holdings and the Company.
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

As of March 31, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs of $3.8 million. As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was

$100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of March 31, 2024, and December 31, 2023, there was $65.0 million outstanding under the APAG Revolver. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAG Revolver.
APACF II Facility
On November 10, 2023, APACF II, LLC (“APACF II” or the “APACF II Borrower”) a wholly-owned subsidiary of the Company, entered into a credit agreement among the APACF II Borrower, APACF II Holdings, LLC, Pass Equipment Co., LLC, each of the project companies from time to time party thereto, each of the tax equity holdcos from time to time party thereto, U.S. Bank Trust Company, National Association, U.S. Bank National Association, each lender from time to time party thereto (collectively, the “Lenders”) and Blackstone Asset Based Finance Advisors LP, as Blackstone representative (“APACF II Facility”).
The aggregate amount of the commitments under the credit agreement is $200.0 million. The APACF II Facility matures on November 10, 2027, and bears interest at an annual rate of SOFR plus 3.25%. Borrowings under the APACF II Facility, which mature 364 days after the borrowings occur, may be used by the APACF II Borrower to fund construction costs including equipment, labor, interconnection, as well as other development costs. The Company incurred $0.3 million of debt issuance costs related to the APACF II Facility, which have been deferred and will be recognized as interest expense through November 10, 2027. On January 19, 2024, the Company borrowed $31.9 million under the APACF II Facility, which was offset by $0.6 million of debt issuance costs, which have been deferred and will be recognized as interest expense through November 10, 2027. The APACF II Facility is secured by membership interests in the Company's subsidiaries and other collateral, including equipment.

As of March 31, 2024, the outstanding principal balance of the APACF II Facility was $31.9 million, less unamortized debt issuance costs of $0.9 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of March 31, 2024, the Company was in compliance with all covenants under the APACF II Facility.
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
As of March 31, 2024, the outstanding principal balance of the term loan is $11.0 million, less unamortized debt discount of $1.7 million. As of December 31, 2023, the outstanding principal balance of the term loan is $11.0 million, less unamortized debt discount of $1.8 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants.
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
As of March 31, 2024, the Company's recorded financing obligations were $41.9 million, net of $0.9 million of deferred transaction costs. As of December 31, 2023, the Company's recorded financing obligations were $41.8 million, net of $0.9 million of deferred transaction costs. Payments of $0.3 million and $0.2 million were made under financing obligations for the three months ended March 31, 2024, and 2023, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended March 31, 2024 and 2023, was $0.4 million.
Cash Flows
For the Three Months Ended March 31, 2024 and 2023
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used for):
Operating activities	$4,525	$14,225
Investing activities	(141,924)	(319,435)
Financing activities	121,985	189,993
Net decrease in cash and restricted cash	$(15,414)	$(115,217)
Operating Activities
During the three months ended March 31, 2024, cash provided by operating activities of $4.5 million consisted primarily of net income of $4.1 million adjusted for net non-cash income of $2.7 million and a net increase in liabilities of $8.0 million, partially offset by a net increase in assets of $4.8 million.
During the three months ended March 31, 2023, cash provided by operating activities of $14.2 million consisted primarily of net income of $3.8 million adjusted for net non-cash income of $0.9 million, a net increase in assets of $4.7 million, and a net increase in liabilities of $6.6 million.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $141.9 million, consisting of $18.5 million of capital expenditures, $119.6 million of payments to acquire renewable energy businesses, net of cash and restricted cash acquired, and $4.0 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired. Net cash used in investing activities was partially offset by $0.3 million of proceeds from disposal of property, plant and equipment.
During the three months ended March 31, 2023, net cash used in investing activities was $319.4 million, consisting of $24.8 million of capital expenditures, $288.2 million of payments to acquire renewable energy businesses, net of cash and restricted cash acquired, and $6.4 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired.
Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $122.0 million, consisting of $131.9 million of proceeds from issuance of long-term debt. Net cash provided by financing activities was partially off-set by $7.2 million to repay long-term debt, $1.2 million paid for debt issuance costs, and $1.5 million of distributions to noncontrolling interests.
During the three months ended March 31, 2023, net cash provided by financing activities was $190.0 million, consisting of $204.7 million of proceeds from issuance of long-term debt and $1.7 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially offset by $7.7 million to repay long-term debt, $2.0 million paid for debt issuance costs, $4.5 million of deferred purchase price payable, $1.1 million of redemption of redeemable noncontrolling interests, and $1.1 million of distributions to noncontrolling interests.
Critical Accounting Policies and Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Annual Report on Form 10-K.
Other than the policies noted in Note 2, “Significant Accounting Policies,” in the Company’s notes to the condensed consolidated financial statements in this Report, there have been no material changes to its critical accounting policies and estimates as compared to those disclosed in its audited consolidated financial statements in our 2023 Annual Report on Form 10-K.
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

We expect to remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we, as applicable, have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025, the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
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
Interest Rate Risk
A significant portion of our outstanding debt has a fixed interest rate (for further details refer to Note 6, "Debt," in our unaudited condensed consolidated financial statements included elsewhere in this Report). However, changes in interest rates create a modest risk because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations, and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would not have a material impact on the value of the Company’s cash, cash equivalents, debt, net income, or cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”).
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2023 Annual Report on Form 10-K.
Remediation Plan
As previously described in Part II, Item 9A of our 2023 Annual Report on Form 10-K, with the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:
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
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors described in Part I, Item 1A "Risk Factors" of the 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended March 31, 2024, the following director/officer terminated their previously adopted “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c): Mr. Weber terminated his 10b5-1 trading arrangement, which was adopted on September 14, 2023 had a duration of December 14, 2023 to December 31, 2024, and provided for a sale of 750,000 total shares of Class A common stock, subject to certain pricing triggers.

During the three months ended March 31, 2024, the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Maximum Number of Shares of Class A Common Stock to be Sold (1)	Duration (2)	Adoption Date	Expiration Date
Lars Norell (3) Former Co-Chief Executive Officer	1,080,000	July 1, 2024 – May 30, 2025	March 28, 2024	May 30, 2025

(1) The volume of sales is determined, in part, based on certain pricing triggers outlined in each adopting person's trading arrangement.

(2) Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.

(3) Mr. Norell entered into his Rule 10b5-1 trading arrangement, dated March 28, 2024 (the “Norell Trading Arrangement”) through Start Capital LLC, an entity which he controls. The Norell Trading Arrangement amends Mr. Norell’s prior Rule 10b5-1 trading arrangement intending to satisfy the affirmative defense of Rule 10b5-1(c), which was adopted on December 28, 2022, and amended on August 25, 2023, had a duration of December 1, 2023 to May 30, 2025, and provided for a sale of 1,800,000 total shares of Class A common stock, subject to certain pricing triggers.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Separation and Release of Claims Agreement by and between Altus Power, Inc. and its affiliates and subsidiaries, and Lars Norell, dated as of April 28, 2024
10.2*	Assignment and Assumption Agreement by and among Altus Power, Inc., CBRE Acquisition Sponsor, LLC, and Robert Charles Bernard, dated as of April 18, 2024
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 9, 2024	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Chief Executive Officer

Date: May 9, 2024	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer