Form 10-Q
period 2024-06-30
Altus Power, Inc.
filed 2024-08-08
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of July 26, 2024, there were 159,989,890 shares of Class A common stock outstanding and 796,950 shares of Class B common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues, net	$52,460	$46,513	$93,119	$75,891
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	11,272	7,581	22,192	13,557
General and administrative	12,240	8,291	22,262	15,653
Depreciation, amortization and accretion expense	17,166	12,959	33,296	24,335
Acquisition and entity formation costs	450	1,369	1,516	2,860
(Gain) loss on fair value remeasurement of contingent consideration, net	(1,400)	50	(1,479)	100
Gain on disposal of property, plant and equipment	—	—	(88)	—
Stock-based compensation (benefit) expense	(4,227)	4,256	77	7,128
Total operating expenses	$35,501	$34,506	$77,776	$63,633
Operating income	16,959	12,007	15,343	12,258
Other (income) expense
Change in fair value of Alignment Shares liability	(11,881)	(2,805)	(37,958)	(19,823)
Other (income) expense, net	(1,135)	1,789	(1,818)	1,879
Interest expense, net	17,865	8,524	34,058	20,970
Total other expense (income), net	$4,849	$7,508	$(5,718)	$3,026
Income before income taxes	$12,110	$4,499	$21,061	$9,232
Income tax benefit (expense)	21,039	(1,129)	16,143	(2,017)
Net income	$33,149	$3,370	$37,204	$7,215
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(4,496)	(3,455)	(7,950)	(5,227)
Net income attributable to Altus Power, Inc.	$37,645	$6,825	$45,154	$12,442
Net income per share attributable to common stockholders
Basic	$0.23	$0.04	$0.28	$0.08
Diluted	$0.23	$0.04	$0.27	$0.08
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,902,589	158,719,684	159,464,164	158,670,950
Diluted	163,585,652	158,978,275	165,500,438	160,747,045
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$33,149	$3,370	$37,204	$7,215
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	9	9
Unrealized gain on a cash flow hedge, net of tax	—	3,770	—	2,999
Reclassification of realized gain on cash flow hedge to net income	(433)	—	(837)	—
Other comprehensive (loss) income, net of tax	$(433)	$3,770	$(828)	$3,008
Total comprehensive income	$32,716	$7,140	$36,376	$10,223
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	(4,496)	(3,455)	(7,950)	(5,227)
Comprehensive income attributable to Altus Power, Inc.	$37,212	$10,595	$44,326	$15,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$78,379	$160,817
Current portion of restricted cash	1,166	45,358
Accounts receivable, net	31,822	17,100
Other current assets	8,574	5,522
Total current assets	119,941	228,797
Restricted cash, noncurrent portion	12,733	12,752
Property, plant and equipment, net	1,751,125	1,619,047
Intangible assets, net	48,544	47,588
Operating lease asset	182,031	173,804
Derivative assets	2,965	530
Deferred tax assets, net	6,314	—
Other assets	8,294	7,831
Total assets	$2,131,947	$2,090,349
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$7,492	$7,338
Construction payable	13,836	14,108
Interest payable	15,133	8,685
Purchase price payable, current	5,673	9,514
Due to related parties	67	51
Current portion of long-term debt, net	73,570	39,611
Operating lease liability, current	4,521	6,861
Contract liability, current	2,453	2,940
Other current liabilities	9,141	17,402
Total current liabilities	131,886	106,510
Alignment Shares liability	22,534	60,502
Long-term debt, net of unamortized debt issuance costs and current portion	1,180,168	1,163,307
Intangible liabilities, net	18,169	18,945
Asset retirement obligations	18,966	17,014
Operating lease liability, noncurrent	187,891	180,701
Contract liability, noncurrent	6,074	5,620
Deferred tax liabilities, net	—	9,831
Other long-term liabilities	3,012	2,908
Total liabilities	$1,568,700	$1,565,338
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests	22,891	26,044
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of June 30, 2024, and December 31, 2023; 159,989,890 and 158,999,886 shares issued and outstanding as of June 30, 2024, and December 31, 2023	16	16
Additional paid-in capital	484,181	485,063
Accumulated deficit	(10,120)	(55,274)
Accumulated other comprehensive income	16,445	17,273
Total stockholders' equity	$490,522	$447,078
Noncontrolling interests	49,834	51,889
Total equity	$540,356	$498,967
Total liabilities, redeemable noncontrolling interests, and equity	$2,131,947	$2,090,349

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 4).

(In thousands)	As of June 30, 2024	As of December 31, 2023
Assets of consolidated VIEs, included in total assets above:
Cash	$12,605	$12,191
Current portion of restricted cash	325	1,066
Accounts receivable, net	15,620	8,068
Other current assets	1,283	973
Restricted cash, noncurrent portion	3,547	4,002
Property, plant and equipment, net	868,148	845,024
Intangible assets, net	5,781	5,507
Operating lease asset	95,858	79,597
Other assets	2,243	2,228
Total assets of consolidated VIEs	$1,005,410	$958,656
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$2,235	$1,056
Operating lease liability, current	2,280	2,542
Current portion of long-term debt, net	3,022	3,021
Contract liability, current	484	484
Other current liabilities	1,629	1,473
Long-term debt, net of unamortized debt issuance costs and current portion	38,626	38,958
Intangible liabilities, net	4,105	4,522
Asset retirement obligations	9,780	9,185
Operating lease liability, noncurrent	98,779	82,913
Contract liability, noncurrent	4,148	4,011
Other long-term liabilities	1,734	1,771
Total liabilities of consolidated VIEs	$166,822	$149,936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of March 31, 2023	158,989,953	$16	$474,202	$(762)	$(40,302)	$433,154	$32,699	$465,853
Stock-based compensation expense	—	—	4,256	—	—	4,256	—	4,256
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(489)	(489)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	4,537	4,537
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	204	204
Other comprehensive income	—	—	—	3,770	—	3,770	—	3,770
Net income (loss)	—	—	—	—	6,825	6,825	(2,505)	4,320
As of June 30, 2023	158,989,953	16	478,458	3,008	(33,477)	448,005	34,446	482,451

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of March 31, 2024	159,874,981	$16	$488,408	$16,878	$(47,765)	$457,537	$50,515	$508,052
Stock-based compensation benefit(1)	114,909	—	(4,227)	—	—	(4,227)	—	(4,227)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(574)	(574)
Accrued distributions to noncontrolling interests	—	—	—	—	—	—	(77)	(77)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	4,103	4,103
Other comprehensive loss	—	—	—	(433)	—	(433)	—	(433)
Net income (loss)	—	—	—	—	37,645	37,645	(4,133)	33,512
As of June 30, 2024	159,989,890	$16	$484,181	$16,445	$(10,120)	$490,522	$49,834	$540,356

(1) Stock-based compensation benefit is recognized in connection with the CEO transition. Refer to Note 14, "Stock-Based Compensation" for further details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation expense	83,541	—	7,069	—	—	7,069	—	7,069
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,015)	(1,015)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	6,274	6,274
Conversion of alignment shares to Class A Common Stock	2,011	—	11	—	—	11	—	11
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,500	13,500
Redemption of redeemable noncontrolling interests	—	—	1,374	—	—	1,374	—	1,374
Other comprehensive income	—	—	—	3,008		3,008	—	3,008
Net income (loss)	—	—	—	—	12,442	12,442	(5,138)	7,304
As of June 30, 2023	158,989,953	16	478,458	3,008	(33,477)	448,005	34,446	482,451

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2023	158,999,886	$16	$485,063	$17,273	$(55,274)	$447,078	$51,889	$498,967
Stock-based compensation benefit(1)	988,013	—	(892)	—	—	(892)	—	(892)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,473)	(1,473)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	4,103	4,103
Conversion of Alignment Shares to Class A Common Stock and exercised warrants	1,991	—	10	—	—	10	—	10
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	2,100	2,100
Accrued distributions to noncontrolling interests	—	—	—	—	—	—	(77)	(77)
Other comprehensive loss	—	—	—	(828)	—	(828)	—	(828)
Net income (loss)	—	—	—	—	45,154	45,154	(6,708)	38,446
As of June 30, 2024	159,989,890	$16	$484,181	$16,445	$(10,120)	$490,522	$49,834	$540,356

(1) Stock-based compensation benefit is recognized in connection with the CEO transition. Refer to Note 14, "Stock-Based Compensation" for further details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$37,204	$7,215
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	33,296	24,335
Non-cash lease transactions	(2,289)	499
Deferred tax expense	(16,143)	2,011
Amortization of debt discount and financing costs	2,458	1,683
Change in fair value of Alignment Shares liability	(37,958)	(19,823)
Remeasurement of contingent consideration, net	(1,479)	100
Gain on disposal of property, plant and equipment	(88)	—
Reclassification of realized gain on cash flow hedge to net income	(837)	—
Stock-based compensation (benefit) expense	(116)	7,069
Other	(1,457)	1,350
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(13,163)	(9,597)
Due to related parties	16	41
Derivative assets	(2,435)	2,676
Other assets	(2,683)	1,607
Accounts payable	358	2,924
Interest payable	6,448	3,037
Contract liability	268	243
Other liabilities	(2,478)	121
Net cash (used for) provided by operating activities	(1,078)	25,491
Cash flows used for investing activities
Capital expenditures	(40,497)	(61,982)
Payments to acquire renewable energy businesses, net of cash and restricted cash acquired	(119,444)	(288,903)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(6,533)	(22,433)
Proceeds from disposal of property, plant and equipment	266	—
Net cash used for investing activities	(166,208)	(373,318)
Cash flows used for financing activities
Proceeds from issuance of long-term debt	131,895	269,850
Repayment of long-term debt	(81,677)	(31,068)
Payment of debt issuance costs	(1,231)	(2,548)
Payment of deferred purchase price payable	(3,860)	(4,531)
Payment of contingent consideration	(5,793)	—
Contributions from noncontrolling interests	4,103	6,274
Redemption of redeemable noncontrolling interests	—	(3,224)
Distributions to noncontrolling interests	(2,800)	(2,189)
Net cash provided by financing activities	40,637	232,564
Net decrease in cash, cash equivalents, and restricted cash	(126,649)	(115,263)
Cash, cash equivalents, and restricted cash, beginning of period	218,927	199,398
Cash, cash equivalents, and restricted cash, end of period	$92,278	$84,135
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow disclosure
Cash paid for interest	$28,387	$15,299
Cash paid for taxes	26	—
Non-cash investing and financing activities
Asset retirement obligations	$1,391	$3,943
Debt assumed through acquisitions	—	7,883
Noncontrolling interest assumed through acquisitions	2,100	13,500
Redeemable noncontrolling interest assumed through acquisitions	—	8,100
Accrued distributions to noncontrolling interests	661	—
Acquisitions of property and equipment included in construction payable	—	6,125
Conversion of Alignment Shares into common stock	10	11
Deferred purchase price payable	—	7,606

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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, filed with the Company’s 2023 annual report on Form 10-K on March 14, 2024, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2023, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2024, and the results of operations and cash flows for the three and six months ended June 30, 2024, and 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
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
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment, which includes revenue under power purchase agreements (“PPAs”), revenue from net metering credit

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
agreements, solar renewable energy credit revenue, rental income, performance based incentives and other revenue. The Company’s principal operations, revenue and decision-making functions are located in the United States.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of June 30, 2024	As of December 31, 2023
Cash and cash equivalents	$78,379	$160,817
Current portion of restricted cash	1,166	45,358
Restricted cash, noncurrent portion	12,733	12,752
Total	$92,278	$218,927
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of June 30, 2024, and no customers that individually accounted for over 10% of total operating revenues, net for the three and six months ended June 30, 2024.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of December 31, 2023. The Company had one customer that individually accounted for over 10% (i.e., 14.4%) of total operating revenues, net for the three months ended June 30, 2023, and one customer that individually accounted for over 10% (i.e., 14.7%), of total operating revenues, net for the six months ended June 30, 2023.
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
3.Revenue and Accounts Receivable
Disaggregation of Total Operating Revenues, net
The following table presents the detail of total operating revenues, net as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Power sales under PPAs	$20,722	$16,641	$33,347	$25,627
Power sales under NMCAs	15,493	13,297	25,470	20,133
Power sales on wholesale markets	541	568	836	924
Total revenue from power sales	36,756	30,506	59,653	46,684
Solar renewable energy credit revenue	10,113	13,526	20,049	23,593
Rental income	3,110	986	5,215	1,612
Performance based incentives	1,968	464	6,775	2,562
Revenue recognized on contract liabilities	513	1,031	1,427	1,440
Total operating revenues, net	$52,460	$46,513	$93,119	$75,891
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
Contracts with fixed consideration consist primarily of performance obligations to supply fixed quantities of solar renewable energy credits ("SRECs"). Contracts with variable volumes and/or variable pricing, including those with pricing provisions tied to a consumer price or other index, have also been excluded as the related consideration under the contract is variable at inception of the contract. Most of the Company's solar renewable energy credit revenue is related to contracts with variable consideration.
The Company expects to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$8,452
2025	18,496
2026	15,220
2027	9,327
2028	1,029
Thereafter	23
Total	$52,547
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
Power sales under PPAs	$10,519	$3,582
Power sales under NMCAs	14,229	8,094
Power sales on wholesale markets	214	249
Total power sales	24,962	11,925
Solar renewable energy credits	5,814	3,379
Rental income	89	450
Performance based incentives	957	1,346
Total	$31,822	$17,100
Payments for all accounts receivable in the above table are typically received within 30 days from invoicing. As of both June 30, 2024, and December 31, 2023, the Company determined that the allowance for credit losses was $0.9 million.
Contract liabilities
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037. As of June 30, 2024, the Company had current and non-current contract liabilities of $2.5 million and $6.1 million, respectively. As of December 31, 2023, the Company had current and non-current contract liabilities of $2.9 million and $5.6 million, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
Rental income
Rental income is primarily derived from the master lease agreement with Vitol (as described in Note 5, "Acquisitions"), as well as long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with production of solar facilities, which are recognized as rental income in period the energy is delivered. Maturities of fixed rental payments as of June 30, 2024, are as follows:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$3,985
2025	6,118
2026	2,892
2027	513
2028	514
Thereafter	5,255
Total	19,277
Banked Net Metering Credits
Operating revenues do not include net metering credits that were awarded to the Company by utilities but not yet sold to customers and were banked by the Company. Revenues from sales of banked net metering credits are recognized once they are allocated and used by customers.
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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, therefore, has consolidated the VIEs as of June 30, 2024, and December 31, 2023. No VIEs were deconsolidated during the six months ended June 30, 2024 and 2023.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the six months ended June 30, 2024 and 2023, as determined in the respective operating agreement.
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of June 30, 2024	As of December 31, 2023
Current assets	$29,833	$22,298
Non-current assets	975,577	936,358
Total assets	$1,005,410	$958,656
Current liabilities	$9,650	$8,576
Non-current liabilities	157,172	141,360
Total liabilities	$166,822	$149,936

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
The Company has not identified any VIEs during the six months ended June 30, 2024 and 2023, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. As of June 30, 2024 and December 31, 2023, the Company consolidated thirty-six and twenty-six VIEs, respectively. No VIEs were deemed significant as of June 30, 2024 and December 31, 2023.
5.Acquisitions
2024 Acquisitions
Vitol Acquisition
On January 31, 2024, the Company, through its wholly-owned subsidiary, Altus Power, LLC, acquired an 84 MW portfolio of 20 operating solar energy facilities located across five US states (the “Vitol Acquisition”). The portfolio was acquired from Vitol Solar I LLC (“Vitol”) through an acquisition of 100% of the outstanding membership interests in 18 project companies and 100% of the outstanding Class B membership interest in a partnership which owns 2 project companies. The total purchase price was approximately $119.5 million and the transaction was entered into by the Company to grow its portfolio of solar energy facilities. The purchase price and associated transaction costs were funded by cash on hand. The purchase price is also subject to customary adjustments for working capital and other items.
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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on January 31, 2024:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Provisional accounting as of January 31, 2024	Measurement period adjustments	Adjusted provisional accounting as of January 31, 2024
Assets
Accounts receivable	$1,649	$(72)	$1,577
Property, plant and equipment	123,363	(789)	122,574
Operating lease asset	7,835	(1,799)	6,036
Other assets	1,691	(126)	1,565
Total assets acquired	134,538	(2,786)	131,752

Liabilities
Accounts payable	249	64	313
Intangible liabilities	2,370	(800)	1,570
Asset retirement obligation	1,374	—	1,374
Operating lease liability	7,187	(1,799)	5,388
Contract liability	1,130	—	1,130
Other liabilities	393	(30)	363
Total liabilities assumed	12,703	(2,565)	10,138
Non-controlling interests	2,100	—	2,100
Total fair value of consideration transferred	$119,735	$(221)	$119,514

The fair value of consideration transferred, net of cash acquired, as of January 31, 2024, is determined as follows:

Cash consideration paid to Vitol on closing	$119,690	$—	$119,690
Post-closing purchase price true-up	45	(221)	(176)
Total fair value of consideration transferred	119,735	(221)	119,514

The Company incurred approximately $0.9 million of acquisition related costs related to the Vitol Acquisition, which are recorded as part of Acquisition and entity formation costs in the condensed consolidated statement of operations for the six months ended June 30, 2024. Acquisition related costs include legal, consulting, and other transaction-related costs.
The impact of the Vitol Acquisition on the Company's revenue and net income in the condensed consolidated statement of operations was an increase of $5.2 million and $3.1 million, respectively, for the six months ended June 30, 2024.
Intangibles at Acquisition Date
The Company attributed the intangible liability values to unfavorable rate revenue contracts to sell power and SRECs. The following table summarizes the estimated fair values and the weighted average amortization periods of the assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Unfavorable rate revenue contracts – PPA	(100)	11 years
Unfavorable rate revenue contracts – SREC	(1,470)	10 years

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

	For the three months ended June 30, 2024 (unaudited)	For the three months ended June, 2023 (unaudited)	For the six months ended June 30, 2024 (unaudited)	For the six months ended June, 2023 (unaudited)
Operating revenues, net	$52,460	$49,381	$93,981	$81,345
Net income	33,329	5,039	38,548	9,375

Asset Acquisitions
During the six months ended June 30, 2024, the Company acquired solar energy facilities located in Massachusetts and New Jersey with a total nameplate capacity of 9.8 MW from third parties for a total purchase price of $9.8 million. The acquisitions were accounted for as acquisitions of assets, whereby the Company acquired $9.8 million of property, plant and equipment and $0.6 million of operating lease assets, and assumed $0.6 million of operating lease liabilities.
On April 10, 2024, the Company entered into a Purchase and Sale Agreement to acquire four in-development solar facilities at their respective mechanical completion dates for an estimated gross purchase price of approximately $113 million, subject to customary adjustments.
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
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on December 20, 2023:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Provisional accounting as of December 20, 2023	Measurement period adjustments	Adjusted provisional accounting as of December 20, 2023
Assets
Accounts receivable	$876	$—	$876
Property, plant and equipment	131,728	(496)	131,232
Intangible assets	350	—	350
Operating lease asset	15,557	—	15,557
Other assets	2,079	(95)	1,984
Total assets acquired	150,590	(591)	149,999

Liabilities
Intangible liabilities	5,200	—	5,200
Asset retirement obligation	1,920	—	1,920
Operating lease liability	17,567	—	17,567
Other liabilities	1,275	(517)	758
Total liabilities assumed	25,962	(517)	25,445
Non-controlling interests	2,900	—	2,900
Total fair value of consideration transferred, net of cash acquired	$121,728	$(74)	$121,654

The fair value of consideration transferred, net of cash acquired, as of December 20, 2023, is determined as follows:

Cash consideration paid to seller on closing	$80,942	$—	$80,942
Cash consideration paid to settle debt on behalf of seller	38,966	—	38,966
Purchase price payable(1)	4,189	—	4,189
Contingent consideration payable	2,600	—	2,600
Total fair value of consideration transferred	126,697	—	126,697
Cash and restricted cash acquired	4,969	74	5,043
Total fair value of consideration transferred, net of cash acquired	$121,728	$(74)	$121,654
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – SREC	350	4 years
Unfavorable rate revenue contracts – SREC	(5,200)	3 years
6. Debt

	As of June 30, 2024	As of December 31, 2023	Interest Type	Weighted average interest rate
Long-term debt
APAF Term Loan	$468,324	$474,609	Fixed	3.51%
APAF II Term Loan	108,697	112,810	Floating*	SOFR + 1.475%
APAF III Term Loan	420,620	426,619	Fixed	6.03%
APAF IV Term Loan	101,000	—	Fixed	6.45%
APAGH Term Loan	100,000	100,000	Fixed	8.50%
APAG Revolver	—	65,000	Floating	SOFR + 1.60%
APACF II Facility	31,868	—	Floating	SOFR + 3.25%
Other term loans	11,000	11,000	Fixed	3.04%
Financing obligations recognized in failed sale leaseback transactions	42,520	42,767	Imputed	3.97%
Total principal due for long-term debt	1,284,029	1,232,805
Unamortized discounts	(12,859)	(13,722)
Unamortized deferred financing costs	(17,432)	(16,165)
Less: Current portion of long-term debt	73,570	39,611
Long-term debt, less current portion	$1,180,168	$1,163,307
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
As of June 30, 2024, the outstanding principal balance of the APAF Term Loan was $468.3 million less unamortized debt discount and loan issuance costs totaling $6.3 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF Term Loan.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.475%. Simultaneously with entering into the APAF II Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 7, "Fair Value Measurements," for further details). The APAF II Term Loan is secured by membership interests in the Company's subsidiaries.
As of June 30, 2024, the outstanding principal balance of the APAF II Term Loan was $108.7 million, less unamortized debt issuance costs of $1.9 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
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
On December 20, 2023, the Company amended the APAF III Term Loan to add $163.0 million of additional borrowings, the proceeds of which were used to fund the Caldera Acquisition. The amendment increased the weighted average fixed interest rate for all borrowings under the APAF III Term Loan to 6.03% and increased the rate of amortization for the new borrowings under the amendment to 3.25% per annum until June 30, 2033. The principal balance borrowed under the amendment was offset by $1.3 million of issuance costs and $0.8 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033.
As of June 30, 2024, the outstanding principal balance of the APAF III Term Loan was $420.6 million, less unamortized debt issuance costs and discount of $13.6 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
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
As of June 30, 2024, the outstanding principal balance of the APAF IV Term Loan was $101.0 million, less unamortized debt issuance costs and discount of $1.5 million. As of June 30, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
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

As of June 30, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs of $3.6 million. As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of June 30, 2024, and December 31, 2023, outstanding under the APAG Revolver were zero and $65.0 million, respectively. As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAG Revolver.
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

As of June 30, 2024, the outstanding principal balance of the APACF II Facility was $31.9 million, less unamortized debt issuance costs of $0.8 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of June 30, 2024, the Company was in compliance with all covenants under the APACF II Facility.
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
As of June 30, 2024, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.6 million. As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of June 30, 2024, the Company had $52.9 million of letters of credit outstanding and $51.1 million of unused capacity. As of December 31, 2023, the Company had $54.7 million of letters of credit outstanding and $54.4 million of unused capacity. Additionally, as of June 30, 2024 and December 31, 2023, the Company had outstanding surety bonds of $5.9 million and $5.4 million, respectively.
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
As of June 30, 2024, the Company's recorded financing obligations were $41.6 million, net of $0.9 million of deferred transaction costs. As of December 31, 2023, the Company's recorded financing obligations were $41.8 million, net of $0.9 million of deferred transaction costs. Payments $0.8 million were made under financing obligations for both the three months ended June 30, 2024, and 2023. Payments of $1.1 million and $1.0 million were made under financing obligations for the six months ended June 30, 2024 and 2023, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended June 30, 2024 and 2023, was $0.5 million and $0.4 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the six months ended June 30, 2024 and 2023, was $0.9 million and $0.8 million, respectively.
During the six months ended June 30, 2023, the Company paid $0.5 million to extinguish financing obligations of $0.6 million, resulting in a gain on extinguishment of debt of $0.1 million. During the six months ended June 30, 2024, the Company extinguished no financing obligations.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2024	$2,032
2025	3,023
2026	2,995
2027	2,986
2028	2,967
Thereafter	14,143
Total	$28,146
The difference between the outstanding sale-leaseback financing obligation of $42.5 million and $28.1 million of contractual payments due, including residual value guarantees, is due to $13.2 million of investment tax credits claimed by the respective counterparties, less $2.6 million of the implied interest on financing obligation included in minimum lease payments. The remaining difference is due to $4.2 million of interest accrued and a $0.4 million difference between the required contractual payments and the fair value of financing obligations acquired.
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
The following table provides the financial instruments measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$53,886	$—	$—	$53,886
Derivative assets:
Interest rate swaps	—	2,965	—	2,965
Total assets at fair value	$53,886	$2,965	$—	$56,851

Liabilities
Alignment Shares liability	—	—	22,534	22,534
Other long-term liabilities:
True Green II Acquisition - contingent liability	—	—	2,187	2,187
Caldera Acquisition - contingent liability	—	—	900	900
Total liabilities at fair value	$—	$—	$25,621	$25,621

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets:
Interest rate swaps	$—	$530	$—	$530
Total assets at fair value	$—	$530	$—	$530

Liabilities
Alignment Shares liability	—	—	60,502	60,502
Other long-term liabilities:
True Green II Acquisition - contingent liability	—	—	4,658	4,658
Caldera Acquisition - contingent liability	—	—	2,600	2,600
Total liabilities at fair value	$—	$—	$67,760	$67,760
Alignment Shares Liability
As of June 30, 2024, the Company had 796,950 Alignment Shares outstanding, all of which are held by CBRE Acquisition Sponsor, LLC (the "Sponsor"), certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2022 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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
The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 69% and risk-free interest rate of 4.45% are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares.

	For the six months ended June 30, 2024		For the six months ended June 30, 2023
	Shares	$	Shares	$
Beginning balance	996,188	$60,502	1,207,500	$66,145
Alignment shares converted	(199,238)	(10)	(201,250)	(11)
Fair value remeasurement	—	(37,958)	—	(19,823)
Ending balance	796,950	$22,534	1,006,250	$46,311

Interest Rate Swaps
The Company's derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of June 30, 2024 and December 31, 2023, the notional amounts were $118.8 million and $112.8 million, respectively. For the three and six months ended June 30, 2024, the change in fair value of interest rate swaps resulted in a gain of $0.4 million and a gain of $2.4 million, respectively. For the three and six months ended June 30, 2023, the change in fair value of interest rate swaps resulted in a gain of $2.8 million and a gain of $0.1 million, respectively. The change in fair value of interest rate swaps is recorded as interest expense in the condensed consolidated statements of operations.
Forward Starting Interest Rate Swap
The Company entered into a forward starting interest rate swap on January 31, 2023, with an effective date of January 31, 2025, and a termination date of January 31, 2035. This transaction had a notional amount of $250.0 million and was designated as a cash flow hedge of the Company's forecasted fixed-rate or floating-rate debt issuances.
Later in 2023, the Company terminated the forward starting interest rate swap for total cash proceeds of $16.7 million. The total gain of $17.3 million was recorded as a component of Other comprehensive income in the consolidated statements of comprehensive income for the year ended December 31, 2023. The Company allocated $238.0 million of the notional amount to the incremental debt issuances under the APAF III Term Loan and $12.0 million to the APAF IV Term Loan.
Other comprehensive income of $17.3 million associated with the incremental debt issuances under the APAF III Term Loan and APAF IV Term Loan is recognized as an adjustment to interest expense, net over the term of the debt. For the three and six months ended June 30, 2024, the adjustment to Interest expense, net was $0.4 million and $0.8 million, respectively. Approximately $1.6 million of the gain in other comprehensive income will be reclassified into earnings during the next 12 months.
The cash flow hedge was determined to be fully effective during the three and six months ended June 30, 2024. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income will be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Contingent Consideration
Caldera Acquisition
In connection with the Caldera Acquisition on December 20, 2023, contingent consideration of $8.0 million may be payable upon achieving certain power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 12-month period since the acquisition date and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of June 30, 2024 and December 31, 2023, the fair value of the contingent consideration was $0.9 million and $2.6 million, respectively, and was included in Other current liabilities in the condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company recorded a gain on remeasurement of contingent liability of $1.4 million and $1.7 million, respectively.
True Green II Acquisition
In connection with the acquisition of a portfolio of 58 solar energy facilities with a combined nameplate capacity of 220 MW on February 15, 2023 (the "True Green II Acquisition"), contingent consideration of $10.0 million may be payable upon the seller's completion of in-development solar energy facilities and the Company obtaining tax equity financing. The Company estimated the fair value of the contingent consideration by using the expected cash flow approach. These cash flows were then discounted to present value using the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of June 30, 2024 and December 31, 2023, the fair value of the contingent consideration was $2.2 million and $4.7 million, respectively, and was included in Other current liabilities in the condensed consolidated balance sheets. For both the three and six months ended June 30, 2024, the Company recorded loss of $0.2 million on fair value remeasurement of contingent liability associated with the True Green II Acquisition in the condensed consolidated statements of operations. The loss was recorded due to the remeasurement of the contingent liability based on the actual amount of tax equity financing received. For the three and six months ended June 30, 2023, there was no gain or loss on fair value remeasurement of the contingent liability. During the three months ended June 30, 2024, the Company paid $2.7 million to settle a portion of the contingent liability.
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
The liability for the contingent consideration associated with production volumes expired on June 30, 2022. The liability for the contingent consideration associated with power rates is included in other current liabilities in the condensed consolidated balance sheets at the estimated fair value of $3.1 million as of both June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, the Company recorded no gain or loss on fair value remeasurement of contingent consideration associated with power rates. For the three and six months ended June 30, 2023, the Company recorded a $0.1 million loss on fair value remeasurement of contingent consideration associated with power rates within operating income in the condensed consolidated statements of operations. Gains and losses are recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates. As of December 31, 2023, the 36-month measurement period for the contingent liability associated with market power rates has ended and the contingency was resolved with $3.1 million payable in 2024.
8.Equity
As of June 30, 2024, the Company had 988,591,250 authorized and 158,989,890 issued and outstanding shares of Class A common stock. As of December 31, 2023, the Company had 988,591,250 authorized and 158,999,886 issued and outstanding shares of Class A common stock. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2024, and December 31, 2023, no common stock dividends have been declared.
As of June 30, 2024, and December 31, 2023, the Company had 796,950 and 996,188 authorized and issued shares of Class B common stock, respectively, also referred to as the Alignment Shares. Refer to Note 7, "Fair Value Measurements," for further details.
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the six months ended June 30,
	2024	2023
Redeemable noncontrolling interest, beginning balance	$26,044	$18,133
Cash distributions	(1,327)	(1,176)
Accrued distributions	(585)	—
Redemption of redeemable noncontrolling interests	—	(4,301)
Assumed redeemable noncontrolling interest through business combination	—	8,100
Net loss attributable to redeemable noncontrolling interest	(1,241)	(89)
Redeemable noncontrolling interest, ending balance	$22,891	$20,667
10.Leases
The following table presents the components of operating lease cost for the three and six months ended June 30, 2024, and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$4,556	$2,783	$8,252	$5,175
Variable lease expense	439	415	858	772
Total lease expense	$4,995	$3,198	$9,110	$5,947

The following table presents supplemental information related to our operating leases:

	For the six months ended June 30,
	2024	2023
Cash paid for operating leases	$9,731	$4,495
Operating lease assets obtained in exchange for new operating lease liabilities	$12,007	$62,984
Weighted-average remaining lease term, years	23.5 years	23.4 years
Weighted average discount rate	5.76%	5.31%

Maturities of operating lease liabilities as of June 30, 2024, are as follows:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$6,884
2025	15,774
2026	15,898
2027	15,995
2028	16,049
Thereafter	295,623
Total	$366,223
Less: Present value discount	(173,811)
Lease liability	$192,412
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of June 30, 2024, and December 31, 2023, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of June 30, 2024, and December 31, 2023, the Company had zero outstanding non-cancellable commitments to purchase solar modules.

12.Related Party Transactions
There was $0.1 million and $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of June 30, 2024, and December 31, 2023, respectively. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Credit Facilities
Under the APAF Term Loan, APAF III Term Loan, APAF IV Term Loan, and APACF II Facility, subsidiaries of The Blackstone Group (“Blackstone”), a related party, serve as agents between the Company and a consortium of third-party lenders. See Note 6, "Debt" for further details.
During the three months ended June 30, 2024 and 2023, the Company paid zero and $0.2 million, respectively of loan issuance costs to Blackstone. During the six months ended June 30, 2024 and 2023, the Company paid $0.2 million and $0.9 million, respectively, of loan issuance costs to Blackstone.
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
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the six months ended June 30, 2024, the Company did not incur any costs associated with the Commercial Collaboration Agreement. As of June 30, 2024 and December 31, 2023, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For both the three months ended June 30, 2024 and 2023, the Company incurred $0.1 million for development services provided under the MSA. For the six months ended June 30, 2024 and 2023, the Company incurred $0.3 million and $0.2 million, respectively, for development services provided under the MSA. As of June 30, 2024 and December 31, 2023, there was $0.1 million and $0.1 million due to CBRE for development services provided under the MSA.
Lease Agreements with Link Logistics and CBRE
The Company has a right to use rooftops to develop and operate solar facilities under lease agreements with subsidiaries of Link Logistics Real Estate Management LLC (“Link Logistics”), a Blackstone portfolio company, and subsidiaries of CBRE. As of June 30, 2024, the Company recognized operating lease assets and operating lease liabilities of $27.0 million and $26.9 million, respectively, in the condensed consolidated balance sheet related to these leases, which have a weighted average remaining lease term of 29 years. During the three months ended June 30, 2024 and 2023, payments made under these leases were $0.6 million and zero, respectively. During six months ended June 30, 2024 and 2023, payments made under these leases were $1.3 million and zero, respectively.
CEO Transition Costs
On April 26, 2024, Lars Norell resigned as Co-Chief Executive Officer and director of the Company. There were no disagreements between the Company and Mr. Norell that led to his decision to resign as Co-Chief Executive Officer and director. The board of directors has appointed Gregg Felton as sole Chief Executive Officer of the Company.
In connection with his resignation, Mr. Norell has signed a separation and release agreement (the “Agreement”), where he will receive severance, which includes (i) eighteen (18) months’ base salary, for an aggregate amount of approximately $0.9 million, payable as salary continuation in accordance with the Company’s normal pay schedule, (ii) a subsidized COBRA continuation coverage for 12 months, or if earlier, until he becomes eligible for medical benefits from a subsequent employer, (iii) a pro rata short-term incentive bonus for plan year 2024, to be paid in March 2025 at the same time that such bonuses are paid to current employees, and (iv) an additional payment of approximately $1.0 million, less applicable payroll deductions, which was paid in a lump sum on the eighth day after the execution of the Agreement.

During the three months ended June 30, 2024, the Company recognized $2.2 million of expenses in connection with the CEO transition which are included in general and administrative expenses in the condensed consolidated statement of operations. As of June 30, 2024, there are $1.0 million of remaining payments under the Agreement, which are included in other liabilities in the condensed consolidated balance sheet.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
13.Earnings per Share
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income attributable to Altus Power, Inc.	37,645	6,825	45,154	12,442
Income attributable to participating securities(1)	(188)	(43)	(226)	(79)
Net income attributable to common stockholders - basic and diluted	37,457	6,782	44,928	12,363
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	159,902,589	158,719,684	159,464,164	158,670,950
Dilutive restricted stock	—	258,591	—	258,708
Dilutive RSUs	3,683,063	—	6,036,274	1,817,387
Weighted average shares of common stock outstanding - diluted	163,585,652	158,978,275	165,500,438	160,747,045
Net income attributable to common stockholders per share - basic	$0.23	$0.04	$0.28	$0.08
Net income attributable to common stockholders per share - diluted	$0.23	$0.04	$0.27	$0.08

(1) Represents the income attributable to 796,950 and 1,006,250 Alignment Shares outstanding as of June 30, 2024 and 2023, respectively.

(2) For the three months and six months ended June 30, 2023, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 of the Company's Class A common stock provided to holders of the common stock of the Company prior to the Merger, that are subject to vesting conditions.
14.Stock-Based Compensation
The Company recognized $4.2 million of stock-based compensation benefit and $4.3 million of stock-based compensation expense for the three months ended June 30, 2024, and 2023, respectively. The Company recognized $0.1 million and $7.1 million of stock-based compensation expense for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, the Company had $34.7 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately 2 years.
Legacy Incentive Plans
Prior to the Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of June 30, 2024, and December 31, 2023, zero and 210,710 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Omnibus Incentive Plan
On July 12, 2021, the Company entered into the Management Equity Incentive Letter with each of Mr. Felton and Mr. Norell pursuant to which, on February 5, 2022, the compensation committee granted to Mr. Felton and Mr. Norell, together with other senior executives, including Mr. Savino, Chief Construction Officer, and Mr. Weber, Chief Financial Officer, restricted stock units (“RSUs”) under the Omnibus Incentive Plan (the "Incentive Plan") that are subject to time-based and, for the named executive officers and certain other executives, eighty percent (80%) of such RSUs also further subject to performance-based vesting, with respect to an aggregate five percent (5%) of the Company’s Class A common stock on a fully diluted basis, excluding the then-outstanding shares of the Company’s Class B common stock or any shares of the Company’s Class A common stock into which such shares of the Company’s Class B common stock are or may be convertible. Subject to continued employment on each applicable vesting date, the time-based RSUs generally vest 33 1/3% on each of the third, fourth and fifth anniversaries of the Closing, and the performance-based RSUs vest with respect to 33 1/3% of the award upon the achievement of the above time-based requirement and the achievement of a hurdle representing a 25% annual compound annual growth rate measured based on an initial value of $10.00 per share (i.e., on each of the third anniversary, the fourth anniversary, and the fifth anniversary of the date of grant, the stock price performance hurdle shall be $19.53, $24.41, $30.51, respectively), which vesting is eligible until the fifth anniversary of grant date.
On March 28, 2024, the vesting conditions of such performance-based RSUs were modified by the compensation committee to set the hurdles at $14.00, $18.00, and $22.00, respectively. This modification impacted five grantees and resulted in $3.1 million of incremental expense. As of June 30, 2024, the unrecognized expense related to the modification was $1.3 million, which the Company expects to recognize over a weighted average period of 2 years.
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
During the three and six months ended June 30, 2024, the Company granted under the Incentive Plan an additional 50,000 and 3,023,127 RSUs, respectively, that are subject to time-based vesting as described above, with a weighted average grant date fair value per share of $4.50 and $4.88, respectively. During the six months ended June 30, 2024, the Company also granted 546,024 PSUs that are subject to market-based vesting as described above, with a grant date fair value per share of $5.22. Further, the Company granted 751,773 of incentive performance stock units ("GW Plan PSUs") that cliff vest on December 31, 2026, if the Company adds 1.1 gigawatt of installed solar capacity starting January 1, 2024 and subject to continued employment on the vesting date. The number of GW Plan PSUs vested, and thus shares of Class A Common Stock issued, will be calculated based on the average stock price of the Company's Class A Common Stock during the twenty trading days prior to and including (if applicable) the vesting date (the "AMPS Price") as follows:

AMPS Price	Payout
<$8	40%
$8-10.99	80%
$11-11.50	100%
$11.51-12.99	110%
$13+	120%
GW Plan PSUs have a grant date fair value per share of $3.95. No PSUs or GW Plan PSUs were granted during the three months ended June 30, 2024.
As of both June 30, 2024, and December 31, 2023, there were 30,992,545 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
described in the foregoing on January 1, 2022 and January 1, 2023. The number of shares authorized for issuance under the Incentive Plan did not increase on January 1, 2024.
For the three months ended June 30, 2024, and 2023, the Company granted 50,000 and 10,000 RSUs, respectively, and recognized $4.2 million of stock-based compensation benefit and $4.3 million of stock-based compensation expense, respectively, in relation to the Incentive Plan. For the six months ended June 30, 2024 and 2023, the Company granted 4,320,924 and 3,021,148 RSUs, respectively, and recognized $0.1 million and $7.1 million, respectively, of stock-based compensation expense in relation to the Incentive Plan. For the three months ended June 30, 2024, and 2023, 4,485,171 and 5,354 RSUs were forfeited, respectively. For the six months ended June 30, 2024 and 2023, 4,518,592 and 11,054 RSUs were forfeited, respectively.
Included in forfeited RSUs are the 4,283,452 unvested RSUs and PSUs granted under the Incentive Plan to Mr. Norell, which were forfeited in connection with the CEO transition described in Note 12, "Related Party Transactions." This forfeiture resulted in the reversal of $8.7 million of previously recognized stock-based compensation expense during the three months ended June 30, 2024.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of both June 30, 2024, and December 31, 2023, there were 4,662,020 shares of the Company's Class A common stock authorized for issuance under the ESPP. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the six months ended June 30, 2024, and 2023. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023. The number of shares authorized for issuance under the ESPP did not increase on January 1, 2024.
15.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended June 30, 2024, and 2023, the Company had income tax benefit of $21.0 million and income tax expense of $1.1 million, respectively. For the six months ended June 30, 2024, and 2023, the Company had income tax benefit of $16.1 million and income tax expense of $2.0 million, respectively. For the three and six months ended June 30, 2024, the effective tax rate differs from the U.S. statutory rate primarily due to the fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes. Additionally, there was an income tax benefit resulting from the forfeiture of stock awards associated with the CEO transition. For the three and six months ended June 30, 2023, the effective tax rate differs from the U.S. statutory rate primarily due to the fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, state income taxes, and other miscellaneous items.
16.Subsequent Events
The Company has evaluated subsequent events from June 30, 2024, through August 8, 2024, which is the date the unaudited condensed consolidated financial statements were available to be issued. There are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.

******

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus Power” or the “Company”) has been prepared by Altus Power’s management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024 (the "2023 Annual Report on Form 10-K"). Any references in this section to “we,” “our” or “us” shall mean Altus Power. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," “intends,” "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the "Risk Factors" in our 2023 Annual Report on Form 10-K. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. Except as required by applicable law, we are not obligated to update these forward-looking statements, even though our situation may change in the future.

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

We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of 990 megawatts (“MW”) of solar PV. We have long-term power purchase agreements ("PPAs") with over 450 enterprise entities and contracts with over 25,000 residential customers which are serviced by over 290 MW of community solar projects currently in operation. Our community solar projects are currently serving customers in 8 states. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last fiscal year as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of over 100,000 homes, displacing over 550,000 tons of CO2 emissions per annum.
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of June 30, 2024, these variable rate contracts make up approximately 54% of our current installed portfolio. Contracts with a fixed rate and a fixed rate with an escalator make up approximately 28% and 18% of our current installed portfolio, respectively. During the six months ended June 30, 2023, overall utility rates generally increased in states where we have projects under variable rate contracts, but there can be no guarantee that they will continue to do so. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
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
Seasonality
The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months and poor weather conditions due to rain or snow results in less irradiation, the output of solar energy systems will vary depending on the season and the overall weather conditions in a year. Historically, sales of energy generated from our solar energy systems have contributed on average approximately 18% to 20% of our annual revenues during the first quarter, 25% to 29% during the second quarter, 29% to 31% during the third quarter, and 22% to 26% during the fourth quarter. While we expect seasonal variability to occur, the geographic diversity in our assets helps to mitigate our aggregate seasonal variability.

Another aspect of seasonality relates to our construction program, which is more productive during warmer weather months and generally results in project completion during fourth quarter. This is particularly relevant for our projects under construction in colder climates like the Northeast.
Pipeline
As of June 30, 2024, our pipeline of opportunities totaled over one gigawatt and is comprised of a mix of new builds and acquisitions.
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

	As of June 30,		Change
	2024	2023	MW	%
Megawatts installed	990	698	292	42%
Cumulative megawatts installed increased from 698 MW as of June 30, 2023, to 990 MW as of June 30, 2024, a 42% increase.

	As of June 30, 2024	As of December 31, 2023	Change
			MW	%
Megawatts installed	990	896	94	10%
Cumulative megawatts installed increased from 896 MW as December 31, 2023, to 990 MW as of June 30, 2024, a 10% increase.

The following table provides an overview of megawatts installed by state as of June 30, 2024:

State	Megawatts installed	Share, percentage
New York	205	20.7%
New Jersey	186	18.7%
Massachusetts	150	15.1%
California	120	12.1%
North Carolina	67	6.8%
Minnesota	60	6.0%
South Carolina	42	4.2%
Hawaii	34	3.5%
Nevada	21	2.2%
All other	105	10.7%
Total	990	100.0%

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance.

	Three months ended June 30,		Change
	2024	2023	MWh	%
Megawatt hours generated	364,000	262,000	102,000	39%

Megawatt hours generated increased from 262,000 MWh for the three months ended June 30, 2023, to 364,000 MWh for the three months ended June 30, 2024, a 39% increase.

	Six months ended June 30,		Change
	2024	2023	MWh	%
Megawatt hours generated	574,000	399,000	175,000	44%

Megawatt hours generated increased from 399,000 MWh for the six months ended June 30, 2023, to 574,000 MWh for the six months ended June 30, 2024, a 44% increase.
Non-U.S. GAAP Financial Measures
Adjusted EBITDA
We define adjusted EBITDA as net income plus net interest expense, depreciation, amortization and accretion expense, income tax expense or benefit, acquisition and entity formation costs, stock-based compensation expense or benefit, and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, gain or loss on fair value remeasurement of contingent consideration, gain or loss on disposal of property, plant and equipment, change in fair value of Alignment Shares liability, loss on extinguishment of debt, CEO transition costs (see Note 12, "Related Party Transactions," to our condensed consolidated financial statements included elsewhere in this Report for further details), and other miscellaneous items of other income and expenses.
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
We believe adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. Factors in this determination include the exclusion of (1) variability due to gains or losses related to fair value remeasurement of contingent consideration and the change in fair value of Alignment Shares liability, (2) strategic decisions to acquire businesses, dispose of property, plant and equipment or extinguish debt, and (3) the non-recurring nature of stock-based compensation, CEO transition costs, and other miscellaneous items of income and expense, which affect results in a given period or periods. In addition, adjusted EBITDA represents the business performance of the Company before the application of statutory income tax rates and tax adjustments corresponding to the various jurisdictions in which the Company operates, as well as interest expense and depreciation, amortization and accretion expense, which are not representative of our ongoing operating performance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Reconciliation of Net income to Adjusted EBITDA:
Net income	$33,149	$3,370	$37,204	$7,215
Income tax (benefit) expense	(21,039)	1,129	(16,143)	2,017
Interest expense, net	17,865	8,524	34,058	20,970
Depreciation, amortization and accretion expense	17,166	12,959	33,296	24,335
Stock-based compensation (benefit) expense	(4,227)	4,256	77	7,128
Acquisition and entity formation costs	450	1,369	1,516	2,860
(Gain) loss on fair value remeasurement of contingent consideration, net	(1,400)	50	(1,479)	100
Gain on disposal of property, plant and equipment	—	—	(88)	—
Change in fair value of Alignment Shares liability	(11,881)	(2,805)	(37,958)	(19,823)
Other (income) expense, net	(1,135)	1,789	(1,818)	1,879
CEO transition costs	2,203	—	2,203	—
Adjusted EBITDA	$31,151	$30,641	$50,868	$46,681

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$31,151	$30,641	$50,868	$46,681
Operating revenues, net	52,460	46,513	93,119	75,891
Adjusted EBITDA margin	59%	66%	55%	62%

Components of Results of Operations
The Company derives its operating revenues principally from PPAs, net metering credit agreements (“NMCAs”), solar renewable energy credits (“SRECs”), and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of June 30, 2024, PPAs have a weighted-average remaining life of 11 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of June 30, 2024, NMCAs have a weighted-average remaining life of 19 years.
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
Performance based incentives are primarily represented by cash awards granted to the Company by the New York State Energy Research & Development Authority for the development of distributed solar facilities in the State of New York.
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
Stock-based compensation expense and benefit. Stock-based compensation expense or benefit is recognized for awards granted under the Legacy Incentive Plans and Incentive Plan, as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report.
Change in fair value of Alignment Shares liability. Alignment Shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of June 30, 2024, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
Other income and expense, net. Other income and expenses primarily represent interest income and other miscellaneous items.
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

Results of Operations – Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023 (Unaudited)

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Operating revenues, net	$52,460	$46,513	$5,947	12.8%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	11,272	7,581	3,691	48.7%
General and administrative	12,240	8,291	3,949	47.6%
Depreciation, amortization and accretion expense	17,166	12,959	4,207	32.5%
Acquisition and entity formation costs	450	1,369	(919)	(67.1)%
(Gain) loss on fair value remeasurement of contingent consideration, net	(1,400)	50	(1,450)	*
Stock-based compensation (benefit) expense	(4,227)	4,256	(8,483)	(199.3)%
Total operating expenses	$35,501	$34,506	$995	2.9%
Operating income	16,959	12,007	4,952	41.2%
Other (income) expense
Change in fair value of Alignment Shares liability	(11,881)	(2,805)	(9,076)	*
Other (income) expense, net	(1,135)	1,789	(2,924)	(163.4)%
Interest expense, net	17,865	8,524	9,341	109.6%
Total other expense (income), net	$4,849	$7,508	$(2,659)	(35.4)%
Income before income taxes	$12,110	$4,499	$7,611	169.2%
Income tax benefit (expense)	21,039	(1,129)	22,168	*
Net income	$33,149	$3,370	$29,779	*
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(4,496)	(3,455)	(1,041)	30.1%
Net income attributable to Altus Power, Inc.	$37,645	$6,825	$30,820	*
Net income per share attributable to common stockholders
Basic	$0.23	$0.04	$0.19	*
Diluted	$0.23	$0.04	$0.19	*
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,902,589	158,719,684	1,182,905	0.7%
Diluted	163,585,652	158,978,275	4,607,377	2.9%

* Percentage is not meaningful

Operating revenues, net

	Three Months Ended June 30,		Change
	2024	2023	Change	%
	(in thousands)
Power sales under PPAs	$20,722	$16,641	$4,081	24.5%
Power sales under NMCAs	15,493	13,297	2,196	16.5%
Power sales on wholesale markets	541	568	(27)	(4.8)%
Total revenue from power sales	36,756	30,506	6,250	20.5%
Solar renewable energy credit revenue	10,113	13,526	(3,413)	(25.2)%
Rental income	3,110	986	2,124	215.4%
Performance based incentives	1,968	464	1,504	*
Revenue recognized on contract liabilities	513	1,031	(518)	(50.2)%
Total operating revenues, net	$52,460	$46,513	$5,947	12.8%

* Percentage is not meaningful
Operating revenues, net increased by $5.9 million, or 12.8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Operating revenues do not include net metering credits that were awarded to the Company by utilities but not yet sold to customers and were banked by the Company. The Company is in the process of acquiring new customers and will recognize revenue from sales of banked net metering credits once they are allocated and used by customers. For the three months ended June 30, 2024, there were no direct costs associated with the banked net metering credits and their estimated value based on current power prices and net metering discounts was approximately $1.3-$2.3 million. Net metering credits banked for the three months ended June 30, 2023 were not material.
Cost of operations

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$11,272	$7,581	$3,691	48.7%
Cost of operations increased by $3.7 million, or 48.7%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$12,240	$8,291	$3,949	47.6%
General and administrative expense increased by $3.9 million, or 47.6%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$17,166	$12,959	$4,207	32.5%
Depreciation, amortization and accretion expense increased by $4.2 million, or 32.5%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Acquisition and entity formation costs	$450	$1,369	$(919)	(67.1)%
Acquisition and entity formation costs decreased by $0.9 million, or 67.1%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to costs associated with the True Green II Acquisition (as defined in Note 5, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Report) during the three months ended June 30, 2023.
(Gain) loss on fair value remeasurement of contingent consideration

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
(Gain) loss on fair value remeasurement of contingent consideration	$(1,400)	$50	$(1,450)	*

* Percentage is not meaningful
Gain or loss on fair value remeasurement of contingent consideration is primarily associated with the True Green II Acquisition, the Caldera Acquisition, and the Solar Acquisition (as defined in Note 5, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Report). A gain or loss on fair value remeasurement was recorded for the three months ended June 30, 2024 and 2023, due to changes in the values of significant assumptions used in the measurement of fair value.
Stock-based compensation (benefit) expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Stock-based compensation (benefit) expense	$(4,227)	$4,256	$(8,483)	(199.3)%
Stock-based compensation benefit of $4.2 million and expense of $4.3 million during the three months ended June 30, 2024, and 2023, respectively, was primarily due to restricted stock units granted under the Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report). Stock-based compensation expense during the three months ended June 30, 2024, was offset by the reversal of expense in connection with the resignation of Lars Norell as Co-Chief Executive Officer and director of the Company on April 28, 2024. Refer to Note 12, "Related Party Transactions," to our condensed consolidated financial statements included elsewhere in this Report for further details.

Change in fair value of Alignment Shares liability

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(11,881)	$(2,805)	$(9,076)	*

* Percentage is not meaningful
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of June 30, 2024 and 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
Other (income) expense, net

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Other (income) expense, net	$(1,135)	$1,789	$(2,924)	(163.4)%
Other income was $1.1 million during the three months ended June 30, 2024, as compared to other expense of $1.8 million during the three months ended June 30, 2023, primarily due to interest income during the three months ended June 30, 2024, as well as miscellaneous other income and expense items during each period.
Interest expense, net

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$17,865	$8,524	$9,341	109.6%
Interest expense increased by $9.3 million, or 109.6%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to the increase of outstanding debt held by the Company. Additionally, the Company recognized an unrealized gain on interest rate swaps of $0.4 million during the three months ended June 30, 2024, as compared to an unrealized gain on interest rate swaps of $2.8 million during the three months ended June 30, 2023.
Income tax benefit (expense)

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Income tax benefit (expense)	$21,039	$(1,129)	$22,168	*

* Percentage is not meaningful

For the three months ended June 30, 2024, the Company recorded an income tax benefit of $21.0 million in relation to pretax income of $12.1 million, which resulted in an effective income tax rate of negative 173.7%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes. Additionally, there was an income tax benefit resulting from the forfeiture of stock awards associated with the CEO transition.
For the three months ended June 30, 2023, the Company recorded an income tax expense of $1.1 million in relation to a pretax income of $4.5 million, which resulted in an effective income tax rate of 24.4%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, state income taxes, and other miscellaneous items.

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
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(4,496)	$(3,455)	$(1,041)	30.1%

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $1.0 million, or 30.1%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to changes in funding provided by a tax equity investors, and changes in income and loss allocations in accordance with agreements. The overall loss increase was partially offset by loss allocations due to reduced recapture periods for investment tax credits.

Results of Operations – Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023 (Unaudited)

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Operating revenues, net	$93,119	$75,891	$17,228	22.7%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	22,192	13,557	8,635	63.7%
General and administrative	22,262	15,653	6,609	42.2%
Depreciation, amortization and accretion expense	33,296	24,335	8,961	36.8%
Acquisition and entity formation costs	1,516	2,860	(1,344)	(47.0)%
(Gain) loss on fair value remeasurement of contingent consideration, net	(1,479)	100	(1,579)	*
Gain on disposal of property, plant and equipment	(88)	—	(88)	(100.0)%
Stock-based compensation expense	77	7,128	(7,051)	(98.9)%
Total operating expenses	$77,776	$63,633	$14,143	22.2%
Operating income	15,343	12,258	3,085	25.2%
Other (income) expense
Change in fair value of Alignment Shares liability	(37,958)	(19,823)	(18,135)	91.5%
Other (income) expense, net	(1,818)	1,879	(3,697)	(196.8)%
Interest expense, net	34,058	20,970	13,088	62.4%
Total other expense (income), net	$(5,718)	$3,026	$(8,744)	(289.0)%
Income before income taxes	$21,061	$9,232	$11,829	128.1%
Income tax benefit (expense)	16,143	(2,017)	18,160	*
Net income	$37,204	$7,215	$29,989	*
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7,950)	(5,227)	(2,723)	52.1%
Net income attributable to Altus Power, Inc.	$45,154	$12,442	$32,712	262.9%
Net income per share attributable to common stockholders
Basic	$0.28	$0.08	$0.20	250.0%
Diluted	$0.27	$0.08	$0.19	237.5%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,464,164	158,670,950	793,214	0.5%
Diluted	165,500,438	160,747,045	4,753,393	3.0%

* Percentage is not meaningful

Operating revenues, net

	Six Months Ended June 30,		Change
	2024	2023	Change	%
	(in thousands)
Power sales under PPAs	$33,347	$25,627	$7,720	30.1%
Power sales under NMCAs	25,470	20,133	5,337	26.5%
Power sales on wholesale markets	836	924	(88)	(9.5)%
Total revenue from power sales	59,653	46,684	12,969	27.8%
Solar renewable energy credit revenue	20,049	23,593	(3,544)	(15.0)%
Rental income	5,215	1,612	3,603	223.5%
Performance based incentives	6,775	2,562	4,213	164.4%
Revenue recognized on contract liabilities	1,427	1,440	(13)	(0.9)%
Total operating revenues, net	$93,119	$75,891	$17,228	22.7%
Operating revenues, net increased by $17.2 million, or 22.7%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Operating revenues do not include net metering credits that were awarded to the Company by utilities but not yet sold to customers and were banked by the Company. The Company is in the process of acquiring new customers and will recognize revenue from sales of banked net metering credits once they are allocated and used by customers. For the six months ended June 30, 2024, there were no direct costs associated with the banked net metering credits and their estimated value based on current power prices and net metering discounts was approximately $3.5-$4.8 million. Net metering credits banked for the six months ended June 30, 2023 were not material.
Cost of operations

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$22,192	$13,557	$8,635	63.7%
Cost of operations increased by $8.6 million, or 63.7%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
General and administrative

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$22,262	$15,653	$6,609	42.2%
General and administrative expense increased by $6.6 million, or 42.2%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$33,296	$24,335	$8,961	36.8%

Depreciation, amortization and accretion expense increased by $9.0 million, or 36.8%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Acquisition and entity formation costs	$1,516	$2,860	$(1,344)	(47.0)%
Acquisition and entity formation costs decreased by $1.3 million, or 47.0%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to costs associated with the True Green II Acquisition during the six months ended June 30, 2024.
(Gain) loss on fair value remeasurement of contingent consideration

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
(Gain) loss on fair value remeasurement of contingent consideration	$(1,479)	$100	$(1,579)	*

* Percentage is not meaningful
Gain or loss on fair value remeasurement of contingent consideration is primarily associated with the True Green II Acquisition, the Caldera Acquisition, and the Solar Acquisition. A gain or loss on fair value remeasurement was recorded for the six months ended June 30, 2024 and 2023, due to changes in the values of significant assumptions used in the measurement of fair value.
Gain on disposal of property, plant and equipment

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Gain on disposal of property, plant and equipment	$(88)	$—	$(88)	(100.0)%
Gain on disposal of property, plant and equipment is associated with the disposal of a solar facility that occurred during the six months ended June 30, 2024. The gain was calculated as the difference excess of consideration received over the carrying value of the disposed asset.
Stock-based compensation expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Stock-based compensation expense	$77	$7,128	$(7,051)	(98.9)%
Stock-based compensation expense of $0.1 million and $7.1 million during the six months ended June 30, 2024, and 2023, respectively, was primarily due to restricted stock units granted under the Incentive Plan. Stock-based compensation expense during the six months ended June 30, 2024, was offset by the reversal of expense in connection with the resignation of Lars Norell as Co-Chief Executive Officer and director of the Company on April 28, 2024. Refer to Note 12, "Related Party Transactions," to our condensed consolidated financial statements included elsewhere in this Report for further details.

Change in fair value of Alignment Shares liability

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(37,958)	$(19,823)	$(18,135)	91.5%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of June 30, 2024 and 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
Other (income) expense, net

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Other (income) expense, net	$(1,818)	$1,879	$(3,697)	(196.8)%
Other income was approximately $1.8 million during the six months ended June 30, 2024, as compared to other expense of $1.9 million during the six months ended June 30, 2023, primarily due to interest income during the six months ended June 30, 2024, as well as miscellaneous other income and expense items during each period.
Interest expense, net

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$34,058	$20,970	$13,088	62.4%
Interest expense increased by $13.1 million, or 62.4%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the increase of outstanding debt held by the Company. Additionally, the Company recognized an unrealized gain on interest rate swaps of $2.4 million during the six months ended June 30, 2024, as compared to an unrealized gain on interest rate swaps of $0.1 million during the six months ended June 30, 2023.
Income tax benefit (expense)

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Income tax benefit (expense)	$16,143	$(2,017)	$18,160	*

* Percentage is not meaningful.

For the six months ended June 30, 2024, the Company recorded an income tax benefit of $16.1 million in relation to pretax income of $21.1 million, which resulted in an effective income tax rate of negative 76.6%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes. Additionally, there was an income tax benefit resulting from the forfeiture of stock awards associated with the CEO transition.
For the six months ended June 30, 2023, the Company recorded an income tax expense of $2.0 million in relation to a pretax income of $9.2 million, which resulted in an effective income tax rate of 21.7%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes.
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
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(7,950)	$(5,227)	$(2,723)	52.1%

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $2.7 million, or 52.1%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to changes in funding provided by a tax equity investors, and changes in income and loss allocations in accordance with agreements. The overall loss increase was partially offset by loss allocations due to reduced recapture periods for investment tax credits.
Liquidity and Capital Resources
As of June 30, 2024, the Company had total cash, cash equivalents, and restricted cash of $92.3 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of June 30, 2024, we do not expect to cancel these agreements.
The Company has operating leases for land and building rooftops and has contractual commitments to make payments in accordance with site lease agreements.

Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of June 30, 2024 and December 31, 2023, the Company had outstanding letters of credit and surety bonds totaling $58.8 million and $60.1 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve accounts associated with our term loans. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the six months ended June 30, 2024, no shares of common stock were sold through the ATM equity program. Any issuances under the ATM are subject to approval of the Board.
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
As of June 30, 2024, the outstanding principal balance of the APAF Term Loan was $468.3 million less unamortized debt discount and loan issuance costs totaling $6.3 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF Term Loan.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.475%. Simultaneously with entering into the APAF II Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 7, "Fair Value Measurements," for further details). The APAF II Term Loan is secured by membership interests in the Company's subsidiaries.
As of June 30, 2024, the outstanding principal balance of the APAF II Term Loan was $108.7 million, less unamortized debt issuance costs of $1.9 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
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
On December 20, 2023, the Company amended the APAF III Term Loan to add $163.0 million of additional borrowings, the proceeds of which were used to fund the Caldera Acquisition. The amendment increased the weighted average fixed interest rate for all borrowings under the APAF III Term Loan to 6.03% and increased the rate of amortization for the new borrowings under the amendment to 3.25% per annum until June 30, 2033. The principal balance borrowed under the amendment was offset by $1.3 million of issuance costs and $0.8 million of issuance discount, which have been deferred and will be recognized as interest expense through June 30, 2033.
As of June 30, 2024, the outstanding principal balance of the APAF III Term Loan was $420.6 million, less unamortized debt issuance costs and discount of $13.6 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
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
As of June 30, 2024, the outstanding principal balance of the APAF IV Term Loan was $101.0 million, less unamortized debt issuance costs and discount of $1.5 million. As of June 30, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
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

As of June 30, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs of $3.6 million. As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of June 30, 2024, and December 31, 2023, outstanding under the APAG Revolver were zero and $65.0 million, respectively. As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAG Revolver.
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

As of June 30, 2024, the outstanding principal balance of the APACF II Facility was $31.9 million, less unamortized debt issuance costs of $0.8 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of June 30, 2024, the Company was in compliance with all covenants under the APACF II Facility.
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
As of June 30, 2024, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.6 million. As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants.
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
As of June 30, 2024, the Company's recorded financing obligations were $41.6 million, net of $0.9 million of deferred transaction costs. As of December 31, 2023, the Company's recorded financing obligations were $41.8 million, net of $0.9 million of deferred transaction costs. Payments $0.8 million were made under financing obligations for both the three months ended June 30, 2024, and 2023. Payments of $1.1 million and $1.0 million were made under financing obligations for the six months ended June 30, 2024 and 2023, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the three months ended June 30, 2024 and 2023, was $0.5 million and $0.4 million, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the six months ended June 30, 2024 and 2023, was $0.9 million and $0.8 million, respectively.
Cash Flows
For the Six Months Ended June 30, 2024 and 2023
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used for):
Operating activities	$(1,078)	$25,491
Investing activities	(166,208)	(373,318)
Financing activities	40,637	232,564
Net decrease in cash and restricted cash	$(126,649)	$(115,263)
Operating Activities
During the six months ended June 30, 2024, cash used for operating activities of $1.1 million consisted primarily of net income of $37.2 million adjusted for net non-cash expenses of $24.6 million and a net increase in net assets of $18.3 million partially offset by a net increase in liabilities of $4.6 million.
During the six months ended June 30, 2023, cash provided by operating activities of $25.5 million consisted primarily of net income of $7.2 million adjusted for net non-cash loss of $17.2 million and net increase in liabilities of $6.4 million partially offset by a net increase in assets of $5.3 million.
Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $166.2 million, consisting of $40.5 million of capital expenditures, $119.4 million of payments to acquire renewable energy businesses, net of cash and restricted cash acquired, and $6.5 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired. Net cash used in investing activities was partially offset by $0.3 million of proceeds from disposal of property, plant and equipment.
During the six months ended June 30, 2023, net cash used in investing activities was $373.3 million, consisting of $62.0 million of capital expenditures, $288.9 million of payments to acquire renewable energy businesses, net of cash and restricted cash acquired, and $22.4 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired.
Financing Activities
Net cash provided by financing activities was $40.6 million for the six months ended June 30, 2024, consisting of $131.9 million of proceeds from issuance of long-term debt and $4.1 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially off-set by $81.7 million to repay long-term debt, $1.2 million paid for debt issuance costs, $2.8 million of distributions to noncontrolling interests, $3.9 million of deferred purchase price paid, and $5.8 million of contingent consideration paid.
Net cash provided by financing activities was $232.6 million for the six months ended June 30, 2023, consisting of $269.9 million of proceeds from issuance of long-term debt and $6.3 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially offset by $31.1 million to repay long-term debt, $2.5 million paid for debt issuance costs, $4.5 million of deferred purchase price paid, $3.2 million of redemption of redeemable noncontrolling interests, and $2.2 million of distributions to noncontrolling interests.
Critical Accounting Policies and Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Annual Report on Form 10-K.
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
Based on this evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2023 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended June 30, 2024, the following directors and/or officers adopted, terminated or amended a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1:

Mr. Lars Norell terminated his 10b5-1 trading plan adopted on August 28, 2023, for the period December 1, 2023, through May 30, 2025, covering a maximum of 1,800,000 shares of Class A Common Stock to be sold.

Item 6. Exhibits

Exhibit No.	Description
10.1*
Amendment No. 1 dated March 26, 2024, which amends the Credit Agreement, dated as of November 10, 2023. by and among APACF II, LLC (the "Borrower"), APACF II Holdings, LLC, as Equity Holder, PASS Equipment Co, LLC, U.S. Bank Trust Company, National Association, LLC, (the "Administrative Agent"), the Lenders from time to time party thereto, and Blackstone Asset based Finance Advisors, LP ("Blackstone"), as Blackstone representative,

10.2*
Amendment No. 2, dated July 3, 2024, which amends the Credit Agreement, dated as of November 10, 2023. by and among APACF II, LLC (the "Borrower"), APACF II Holdings, LLC, as Equity Holder, PASS Equipment Co, LLC, U.S. Bank Trust Company, National Association, LLC, (the "Administrative Agent"), the Lenders from time to time party thereto, and Blackstone Asset based Finance Advisors, LP ("Blackstone"), as Blackstone representative (as amended by Amendment No. 1 thereto dated as of March 26, 2024).

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

Date: August 8, 2024	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Chief Executive Officer

Date: August 8, 2024	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer