Form 10-Q
period 2024-09-30
Altus Power, Inc.
filed 2024-11-12
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of November 7, 2024, there were 159,999,527 shares of Class A common stock outstanding and 796,950 shares of Class B common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues, net	$58,681	$45,079	$151,800	$120,970
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	11,891	7,825	34,083	21,382
General and administrative	9,824	8,194	32,086	23,847
Depreciation, amortization and accretion expense	17,151	13,719	50,447	38,054
Acquisition and entity formation costs	765	268	2,281	3,128
(Gain) loss on fair value remeasurement of contingent consideration, net	(900)	50	(2,379)	150
(Gain) loss on disposal of property, plant and equipment	—	—	(88)	649
Stock-based compensation expense	4,662	4,176	4,739	11,304
Total operating expenses	$43,393	$34,232	$121,169	$98,514
Operating income	15,288	10,847	30,631	22,456
Other (income) expense
Change in fair value of Alignment Shares liability	(10,214)	(3,508)	(48,172)	(23,331)
Other expense (income), net	210	339	(1,608)	1,569
Interest expense, net	21,783	9,180	55,841	30,150
Total other expense, net	$11,779	$6,011	$6,061	$8,388
Income before income taxes	$3,509	$4,836	$24,570	$14,068
Income tax benefit (expense)	5,100	1,940	21,243	(77)
Net income	$8,609	$6,776	$45,813	$13,991
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(9,029)	1,446	(16,979)	(3,781)
Net income attributable to Altus Power, Inc.	$17,638	$5,330	$62,792	$17,772
Net income per share attributable to common stockholders
Basic	$0.11	$0.03	$0.39	$0.11
Diluted	$0.11	$0.03	$0.38	$0.11
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,990,880	158,719,684	159,641,018	158,687,373
Diluted	164,393,794	160,198,154	165,720,558	160,965,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$8,609	$6,776	$45,813	$13,991
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	9	9
Unrealized gain on a cash flow hedge, net of tax	—	8,422	—	11,421
Reclassification of realized gain on cash flow hedge to net income	(433)	—	(1,270)	—
Other comprehensive (loss) income, net of tax	$(433)	$8,422	$(1,261)	$11,430
Total comprehensive income	$8,176	$15,198	$44,552	$25,421
Comprehensive (loss) income attributable to the noncontrolling and redeemable noncontrolling interests	(9,029)	1,446	(16,979)	(3,781)
Comprehensive income attributable to Altus Power, Inc.	$17,205	$13,752	$61,531	$29,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$96,899	$160,817
Current portion of restricted cash	1,334	45,358
Accounts receivable, net	34,326	17,100
Other current assets	6,211	5,522
Total current assets	138,770	228,797
Restricted cash, noncurrent portion	13,094	12,752
Property, plant and equipment, net	1,835,399	1,619,047
Intangible assets, net	49,169	47,588
Operating lease asset	183,677	173,804
Derivative assets	—	530
Deferred tax assets, net	12,303	—
Other assets	7,663	7,831
Total assets	$2,240,075	$2,090,349
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$8,914	$7,338
Construction payable	11,356	14,108
Interest payable	13,885	8,685
Purchase price payable, current	11,379	9,514
Due to related parties	90	51
Current portion of long-term debt, net	143,449	39,611
Operating lease liability, current	5,478	6,861
Contract liability, current	2,078	2,940
Other current liabilities	34,179	17,402
Total current liabilities	230,808	106,510
Alignment Shares liability	12,320	60,502
Long-term debt, net of unamortized debt issuance costs and current portion	1,177,991	1,163,307
Intangible liabilities, net	17,088	18,945
Asset retirement obligations	19,577	17,014
Operating lease liability, noncurrent	189,604	180,701
Contract liability, noncurrent	5,978	5,620
Deferred tax liabilities, net	—	9,831
Other long-term liabilities	2,869	2,908
Total liabilities	$1,656,235	$1,565,338
Commitments and contingent liabilities (Note 11)
Redeemable noncontrolling interests	21,817	26,044
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of September 30, 2024, and December 31, 2023; 159,989,890 and 158,999,886 shares issued and outstanding as of September 30, 2024, and December 31, 2023	16	16
Additional paid-in capital	491,264	485,063
Retained earnings (accumulated deficit)	7,518	(55,274)
Accumulated other comprehensive income	16,012	17,273
Total stockholders' equity	$514,810	$447,078
Noncontrolling interests	47,213	51,889
Total equity	$562,023	$498,967
Total liabilities, redeemable noncontrolling interests, and equity	$2,240,075	$2,090,349

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 4).

(In thousands)	As of September 30, 2024	As of December 31, 2023
Assets of consolidated VIEs, included in total assets above:
Cash	$35,375	$12,191
Current portion of restricted cash	535	1,066
Accounts receivable, net	18,047	8,068
Other current assets	1,229	973
Restricted cash, noncurrent portion	3,808	4,002
Property, plant and equipment, net	927,547	845,024
Intangible assets, net	5,900	5,507
Operating lease asset	92,535	79,597
Other assets	2,395	2,228
Total assets of consolidated VIEs	$1,087,371	$958,656
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	$1,924	$1,056
Construction payable	115	—
Operating lease liability, current	2,742	2,542
Current portion of long-term debt, net	3,022	3,021
Contract liability, current	484	484
Other current liabilities	25,329	1,473
Long-term debt, net of unamortized debt issuance costs and current portion	37,873	38,958
Intangible liabilities, net	3,921	4,522
Asset retirement obligations	10,177	9,185
Operating lease liability, noncurrent	95,657	82,913
Contract liability, noncurrent	4,160	4,011
Other long-term liabilities	1,712	1,771
Total liabilities of consolidated VIEs	$187,116	$149,936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of June 30, 2023	158,989,953	$16	$478,458	$3,008	$(33,477)	$448,005	$34,446	$482,451
Stock-based compensation expense	—	—	4,176	—	—	4,176	—	4,176
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(562)	(562)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	2,073	2,073
Other comprehensive income	—	—	—	8,422	—	8,422	—	8,422
Net income	—	—	—	—	5,330	5,330	1,182	6,512
As of September 30, 2023	158,989,953	16	482,634	11,430	(28,147)	465,933	37,139	503,072

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of June 30, 2024	159,989,890	$16	$484,181	$16,445	$(10,120)	$490,522	$49,834	$540,356
Stock-based compensation expense	—	—	4,657	—	—	4,657	—	4,657
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(715)	(715)
Accrued distributions to noncontrolling interests	—	—	—	—	—	—	(77)	(77)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	12,072	12,072
Redemption of noncontrolling interests	—	—	2,426	—	—	2,426	(4,781)	(2,355)
Other comprehensive loss	—	—	—	(433)	—	(433)	—	(433)
Net income (loss)	—	—	—	—	17,638	17,638	(9,120)	8,518
As of September 30, 2024	159,989,890	$16	$491,264	$16,012	$7,518	$514,810	$47,213	$562,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation expense	83,541	—	11,245	—	—	11,245	—	11,245
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,577)	(1,577)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	8,347	8,347
Conversion of alignment shares to Class A Common Stock	2,011	—	11	—	—	11	—	11
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,500	13,500
Redemption of redeemable noncontrolling interests	—	—	1,374	—	—	1,374	—	1,374
Other comprehensive income	—	—	—	11,430		11,430	—	11,430
Net income (loss)	—	—	—	—	17,772	17,772	(3,956)	13,816
As of September 30, 2023	158,989,953	16	482,634	11,430	(28,147)	465,933	37,139	503,072

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2023	158,999,886	$16	$485,063	$17,273	$(55,274)	$447,078	$51,889	$498,967
Stock-based compensation expense	988,013	—	3,765	—	—	3,765	—	3,765
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(2,188)	(2,188)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	16,176	16,176
Conversion of Alignment Shares to Class A Common Stock and exercised warrants	1,991	—	10	—	—	10	—	10
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	2,100	2,100
Accrued distributions to noncontrolling interests	—	—	—	—	—	—	(155)	(155)
Redemption of noncontrolling interests	—	—	2,426	—	—	2,426	(4,781)	(2,355)
Other comprehensive loss	—	—	—	(1,261)	—	(1,261)	—	(1,261)
Net income (loss)	—	—	—	—	62,792	62,792	(15,828)	46,964
As of September 30, 2024	159,989,890	$16	$491,264	$16,012	$7,518	$514,810	$47,213	$562,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Altus Power, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$45,813	$13,991
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	50,447	38,054
Non-cash lease transactions	(1,265)	467
Deferred tax (benefit) expense	(21,296)	67
Amortization of debt discount and financing costs	4,003	2,657
Change in fair value of Alignment Shares liability	(48,172)	(23,331)
Remeasurement of contingent consideration, net	(2,379)	150
(Gain) loss on disposal of property, plant and equipment	(88)	649
Reclassification of realized gain on cash flow hedge to net income	(1,270)	—
Stock-based compensation expense	4,541	11,245
Other	(2,002)	243
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(15,741)	(5,668)
Due to related parties	39	(59)
Derivative assets	530	(52)
Other assets	246	3,236
Accounts payable	1,780	2,245
Interest payable	5,200	4,059
Contract liability	344	346
Other liabilities	(371)	797
Net cash provided by operating activities	20,359	49,096
Cash flows used for investing activities
Capital expenditures	(57,640)	(89,344)
Payments to acquire renewable energy businesses, net of cash and restricted cash acquired	(119,240)	(313,292)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(84,999)	(28,259)
Proceeds from disposal of property, plant and equipment	266	2,350
Net cash used for investing activities	(261,613)	(428,545)
Cash flows provided by financing activities
Proceeds from issuance of long-term debt	211,451	311,642
Repayment of long-term debt	(94,782)	(41,900)
Payment of debt issuance costs	(1,232)	(2,969)
Payment of deferred purchase price payable	(8,102)	(4,531)
Payment of contingent consideration	(5,793)	—
Contributions from noncontrolling interests	16,176	8,347
Redemption of noncontrolling interests	(3,191)	—
Redemption of redeemable noncontrolling interests	—	(3,224)
Distributions to noncontrolling interests	(4,300)	(3,326)
Proceeds from transfer of investment tax credits related to noncontrolling interests	23,427	—
Net cash provided by financing activities	133,654	264,039
Net decrease in cash, cash equivalents, and restricted cash	(107,600)	(115,410)
Cash, cash equivalents, and restricted cash, beginning of period	218,927	199,398
Cash, cash equivalents, and restricted cash, end of period	$111,327	$83,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow disclosure
Cash paid for interest	$46,556	$25,017
Cash paid for taxes	34	85
Non-cash investing and financing activities
Asset retirement obligations	$1,792	$4,291
Debt assumed through acquisitions	—	7,883
Noncontrolling interest assumed through acquisitions	2,100	13,500
Redeemable noncontrolling interest assumed through acquisitions	(100)	11,341
Accrued distributions to noncontrolling interests	1,018	—
Acquisitions of property and equipment included in construction payable	—	1,730
Conversion of Alignment Shares into common stock	10	11
Deferred purchase price payable	—	7,606

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

1.General
Company Overview
Altus Power, Inc., a Delaware corporation (the “Company” or “Altus Power”), headquartered in Stamford, Connecticut, develops, owns, constructs and operates large-scale roof, ground and carport-based photovoltaic solar energy generation and storage systems for the purpose of producing and selling electricity to credit worthy counterparties, including commercial and industrial, public sector and community solar customers, under long-term contracts. The solar energy facilities are owned by the Company in project-specific limited liability companies (the “Solar Facility Subsidiaries”).
On December 9, 2021 (the “Closing Date”), the Company merged (the “Merger”) with CBRE Acquisition Holdings, Inc. (“CBAH”) and became listed on the New York Stock Exchange under the stock symbol “AMPS.”
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, filed with the Company’s 2023 Annual Report on Form 10-K on March 14, 2024, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2023, included in the condensed consolidated balance sheets was derived from the Company’s audited consolidated financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2024, and the results of operations and cash flows for the three and nine months ended September 30, 2024, and 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual period.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of September 30, 2024	As of December 31, 2023
Cash and cash equivalents	$96,899	$160,817
Current portion of restricted cash	1,334	45,358
Restricted cash, noncurrent portion	13,094	12,752
Total	$111,327	$218,927
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of September 30, 2024, and no customers that individually accounted for over 10% of total operating revenues, net for the three and nine months ended September 30, 2024.
The Company had no customers that individually accounted for over 10% of total accounts receivable, net as of December 31, 2023. The Company had no customers that individually accounted for over 10% of total operating revenues, net for the three months ended September 30, 2023, and one customer that individually accounted for over 10% (i.e., 11.5%), of total operating revenues, net for the nine months ended September 30, 2023.
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
3.Revenue and Accounts Receivable
Disaggregation of Total Operating Revenues, net
The following table presents the detail of total operating revenues, net as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Power sales under PPAs	$21,532	$17,442	$54,879	$43,079
Power sales under NMCAs	18,934	13,846	44,404	33,970
Power sales on wholesale markets	870	550	1,706	1,474
Total revenue from power sales	41,336	31,838	100,989	78,523
Solar renewable energy credit revenue	13,489	9,753	33,541	33,346
Rental income	2,967	586	8,183	2,198
Performance based incentives	298	1,925	7,073	4,487
Revenue recognized on contract liabilities	591	977	2,014	2,416
Total operating revenues, net	$58,681	$45,079	$151,800	$120,970
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
The Company expects to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$8,506
2025	15,892
2026	19,536
2027	11,107
2028	1,029
Thereafter	23
Total	$56,093
Accounts receivable
The following table presents the detail of receivables as recorded in accounts receivable in the unaudited condensed consolidated balance sheets:

	As of September 30, 2024	As of December 31, 2023
Power sales under PPAs	$10,169	$3,582
Power sales under NMCAs	16,703	8,094
Power sales on wholesale markets	115	249
Total power sales	26,987	11,925
Solar renewable energy credits	7,175	3,379
Rental income	118	450
Performance based incentives	46	1,346
Total	$34,326	$17,100
Payments for all accounts receivable in the above table are typically received within 30 days from invoicing. As of both September 30, 2024, and December 31, 2023, the Company determined that the allowance for credit losses was $0.9 million.
Contract liabilities
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037. As of September 30, 2024, the Company had current and non-current contract liabilities of $2.1 million and $6.0 million, respectively. As of December 31, 2023, the Company had current and non-current contract liabilities of $2.9 million and $5.6 million, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
Rental income
Rental income is primarily derived from the master lease agreement with Vitol (as described in Note 5, "Acquisitions"), as well as long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with production of solar facilities, which are recognized as rental income in period the energy is delivered. Maturities of fixed rental payments as of September 30, 2024, are as follows:

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)

2024	$1,184
2025	6,083
2026	2,892
2027	513
2028	514
Thereafter	5,255
Total	16,441
Banked Net Metering Credits
Operating revenues do not include net metering credits that were awarded to the Company by utilities but not yet sold to customers and were banked by the Company. Revenues from sales of banked net metering credits are recognized once they are allocated and used by customers.
4.Variable Interest Entities
The Company consolidates all variable interest entities (“VIEs”) in which it holds a variable interest and is deemed to be the primary beneficiary of the variable interest entity. Generally, a VIE is an entity with at least one of the following conditions: (a) the total equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support, or (b) the holders of the equity investment at risk, as a group, lack the characteristics of having a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligations to absorb losses or receive benefits that could potentially be significant to the VIE.
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs, because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest, therefore, has consolidated the VIEs as of September 30, 2024 and December 31, 2023. No VIEs were deconsolidated during the nine months ended September 30, 2024 and 2023.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the nine months ended September 30, 2024 and 2023, as determined in the respective operating agreement.
The carrying amounts and classification of the consolidated VIE assets and liabilities included in condensed consolidated balance sheets are as follows:

	As of September 30, 2024	As of December 31, 2023
Current assets	$55,186	$22,298
Non-current assets	1,032,185	936,358
Total assets	$1,087,371	$958,656
Current liabilities	$33,616	$8,576
Non-current liabilities	153,500	141,360
Total liabilities	$187,116	$149,936

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
The Company has not identified any VIEs during the nine months ended September 30, 2024 and 2023, for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. As of September 30, 2024 and December 31, 2023, the Company consolidated thirty-seven and thirty-five VIEs, respectively.
As discussed in Note 5, on July 3, 2024 and September 10, 2024, the Company acquired all outstanding equity interests in three entities that were deemed to be VIEs due to insufficient amounts of at-risk equity to finance activities without additional subordinated financial support. The Company, through its subsidiaries, is the primary beneficiary through its ownership interests, as the Company has the power to direct the operating activities of the VIEs and is exposed to economics that could potentially be significant to the entities. Subsequent to the acquisition date, the Company made additional investments in two of the acquired VIEs and the at-risk equity in these entities became sufficient to finance their operations. Therefore, as of September 30, 2024, these entities were consolidated under the voting interest entity model.
5.Acquisitions
2024 Acquisitions
MN8 Acquisition
On April 10, 2024, the Company entered into a Purchase and Sale Agreement to acquire four in-development solar facilities for an estimated gross purchase price of approximately $113 million, subject to customary adjustments.

On July 3, 2024 and September 10, 2024, the Company acquired three of the in-development solar energy facilities located in Maine with a total expected nameplate capacity of 19.7 MW from third party for a total purchase price of $84.1 million (the “MN8 Acquisition”). As of September 30, 2024, $9.3 million of total consideration remained payable to the seller and was included as purchase price payable on the condensed consolidated balance sheet. The acquisitions were accounted for as acquisitions of variable interest entities that do not constitute a business (refer to Note 4, "Variable Interest Entities"). The Company acquired $84.5 million of property, plant and equipment and $2.1 million of operating lease assets, and assumed $2.1 million of operating lease liabilities and $0.4 million of asset retirement obligations.

Vitol Acquisition
On January 31, 2024, the Company, through its wholly-owned subsidiary, Altus Power, LLC, acquired an 84 MW portfolio of 20 operating solar energy facilities located across five U.S. states (the “Vitol Acquisition”). The portfolio was acquired from Vitol Solar I LLC (“Vitol”) through an acquisition of 100% of the outstanding membership interests in 18 project companies and 100% of the outstanding Class B membership interest in a partnership which owns 2 project companies. The total purchase price was approximately $119.5 million and the transaction was entered into by the Company to grow its portfolio of solar energy facilities. The purchase price and associated transaction costs were funded by cash on hand. The purchase price is also subject to customary adjustments for working capital and other items.
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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on January 31, 2024:

	Provisional accounting as of January 31, 2024	Measurement period adjustments	Adjusted provisional accounting as of January 31, 2024
Assets
Accounts receivable	$1,649	$(164)	$1,485
Property, plant and equipment	123,363	(822)	122,541
Operating lease asset	7,835	(1,799)	6,036
Other assets	1,691	(2)	1,689
Total assets acquired	134,538	(2,787)	131,751

Liabilities
Accounts payable	249	65	314
Intangible liabilities	2,370	(800)	1,570
Asset retirement obligation	1,374	—	1,374
Operating lease liability	7,187	(1,799)	5,388
Contract liability	1,130	—	1,130
Other liabilities	393	172	565
Total liabilities assumed	12,703	(2,362)	10,341
Non-controlling interests	2,100	—	2,100
Total fair value of consideration transferred	$119,735	$(425)	$119,310

The fair value of consideration transferred, net of cash acquired, as of January 31, 2024, is determined as follows:

Cash consideration paid to Vitol on closing	$119,690	$—	$119,690
Post-closing purchase price true-up	45	(221)	(176)
Total fair value of consideration transferred	119,735	(221)	119,514
Cash acquired	—	204	204
Total fair value of consideration transferred, net of cash acquired	$119,735	$(425)	$119,310

The Company incurred approximately $0.9 million of acquisition related costs related to the Vitol Acquisition, which are recorded as part of Acquisition and entity formation costs in the condensed consolidated statement of operations for the nine months ended September 30, 2024. Acquisition related costs include legal, consulting, and other transaction-related costs.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The impact of the Vitol Acquisition on the Company's revenue and net income in the condensed consolidated statement of operations was an increase of $8.6 million and $5.4 million, respectively, for the nine months ended September 30, 2024.
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

	For the three months ended September 30, 2024 (unaudited)	For the three months ended September 30, 2023 (unaudited)	For the nine months ended September 30, 2024 (unaudited)	For the nine months ended September 30, 2023 (unaudited)
Operating revenues, net	$58,681	$48,121	$152,662	$129,464
Net income	8,609	8,565	47,143	17,856

Asset Acquisitions
During the nine months ended September 30, 2024, the Company acquired solar energy facilities located in Massachusetts, New Jersey, and Colorado with a total nameplate capacity of 12.3 MW from third parties for a total purchase price of $13.5 million. The acquisitions were accounted for as acquisitions of assets, whereby the Company acquired $13.5 million of property, plant and equipment and $0.7 million of operating lease assets, and assumed $0.7 million of operating lease liabilities.
2023 Acquisitions
Caldera Acquisition
On December 20, 2023, Altus Power, LLC, a wholly-owned subsidiary of the Company, acquired a 121 MW portfolio of 35 operating solar energy facilities located across six US states (the “Caldera Acquisition”). The portfolio was acquired from Project Hyperion Holdco LP (the “Seller”) for total consideration of $121.7 million. The purchase price and associated transaction costs were funded by the proceeds from an amendment of the APAF III Term Loan (as defined in Note 6, "Debt") and cash on hand. The Caldera Acquisition was made pursuant to the purchase and sale agreement (the "PSA") dated October 27, 2023, and entered into by the Company to grow its portfolio of solar energy facilities. Pursuant to the PSA, the Company acquired 100% ownership interest in Project Hyperion, LLC, a holding entity that owns the acquired solar energy facilities.
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
The accounting for the Caldera Acquisition was finalized as of September 30, 2024. Subsequent to the acquisition date, the Company made certain measurement period adjustments to provisional accounting recognized. The adjustments consist of decreases in Property, plant and equipment acquired of $0.6 million, Other assets acquired of $0.1 million, Other liabilities assumed of $0.5 million, and noncontrolling interests assumed of $0.1 million, and an increase in Cash and restricted cash acquired of $0.1 million.
The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values on December 20, 2023:

	Provisional accounting as of December 20, 2023	Measurement period adjustments	Final accounting as of December 20, 2023
Assets
Accounts receivable	$876	$—	$876
Property, plant and equipment	131,728	(596)	131,132
Intangible assets	350	—	350
Operating lease asset	15,557	—	15,557
Other assets	2,079	(95)	1,984
Total assets acquired	150,590	(691)	149,899

Liabilities
Intangible liabilities	5,200	—	5,200
Asset retirement obligation	1,920	—	1,920
Operating lease liability	17,567	—	17,567
Other liabilities	1,275	(517)	758
Total liabilities assumed	25,962	(517)	25,445
Non-controlling interests	2,900	(100)	2,800
Total fair value of consideration transferred, net of cash acquired	$121,728	$(74)	$121,654

The fair value of consideration transferred, net of cash acquired, as of December 20, 2023, is determined as follows:

Cash consideration paid to seller on closing	$80,942	$—	$80,942
Cash consideration paid to settle debt on behalf of seller	38,966	—	38,966
Purchase price payable(1)	4,189	—	4,189
Contingent consideration payable	2,600	—	2,600
Total fair value of consideration transferred	126,697	—	126,697
Cash and restricted cash acquired	4,969	74	5,043
Total fair value of consideration transferred, net of cash acquired	$121,728	$(74)	$121,654

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
Intangibles at Acquisition Date
The Company attributed the intangible asset and liability values to favorable and unfavorable rate revenue contracts to sell SRECs. The following table summarizes the estimated fair values and the weighted average amortization periods of the acquired intangible assets and assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Favorable rate revenue contracts – SREC	350	4 years
Unfavorable rate revenue contracts – SREC	(5,200)	3 years
6. Debt

	As of September 30, 2024	As of December 31, 2023	Interest Type	Weighted average interest rate
Long-term debt
APAF Term Loan	$465,181	$474,609	Fixed	3.51%
APAF II Term Loan	104,548	112,810	Floating*	SOFR + 1.475%
APAF III Term Loan	417,621	426,619	Fixed	6.03%
APAF IV Term Loan	100,495	—	Fixed	6.45%
APAGH Term Loan	100,000	100,000	Fixed	8.50%
APAG Revolver	10,000	65,000	Floating	SOFR + 1.60%
APACF II Facility	101,685	—	Floating	SOFR + 3.25%
Other term loans	9,350	11,000	Fixed	3.02%
Financing obligations recognized in failed sale leaseback transactions	41,736	42,767	Imputed	3.97%
Total principal due for long-term debt	1,350,616	1,232,805
Unamortized discounts	(12,428)	(13,722)
Unamortized deferred financing costs	(16,748)	(16,165)
Less: Current portion of long-term debt	143,449	39,611
Long-term debt, less current portion	$1,177,991	$1,163,307
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
As of September 30, 2024, the outstanding principal balance of the APAF Term Loan was $465.2 million less unamortized debt discount and loan issuance costs totaling $6.1 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF Term Loan.
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
As of September 30, 2024, the outstanding principal balance of the APAF II Term Loan was $104.5 million, less unamortized debt issuance costs of $1.8 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
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
On June 15, 2023 and July 21, 2023, the Company amended the APAF III Term Loan to add $47.0 million and $28.0 million of additional borrowings, respectively, the proceeds of which were used to repay outstanding term loans under the Construction Loan to Term Loan Facility (as defined below), and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million and $0.2 million of issuance costs, respectively, and $1.5 million and $1.1 million of issuance discount, respectively, which have been deferred and will be recognized as interest expense through June 30, 2033.

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
As of September 30, 2024, the outstanding principal balance of the APAF III Term Loan was $417.6 million, less unamortized debt issuance costs and discount of $13.2 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
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
As of September 30, 2024, the outstanding principal balance of the APAF IV Term Loan was $100.5 million, less unamortized debt issuance costs and discount of $1.5 million. As of September 30, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
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

As of September 30, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $3.5 million. As of December 31, 2023, the outstanding principal balance of the APAGH

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of September 30, 2024, and December 31, 2023, outstanding under the APAG Revolver were $10.0 million and $65.0 million, respectively. As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAG Revolver.
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

During both the three and nine months ended September 30, 2024, the Company capitalized $1.6 million of interest expense incurred under the APACF II Facility, which is included in property, plant and equipment, net in the condensed consolidated balance sheets as of September 30, 2024.

As of September 30, 2024, the outstanding principal balance of the APACF II Facility was $101.7 million, less unamortized debt issuance costs of $0.7 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of September 30, 2024, the Company was in compliance with all covenants under the APACF II Facility.
Other Term Loans - Construction Loan to Term Loan Facility
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

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
As of September 30, 2024, the outstanding principal balance of the term loan was $9.4 million, less unamortized debt discount of $1.5 million. As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of September 30, 2024, the Company had $53.0 million of letters of credit outstanding and $50.4 million of unused capacity. As of December 31, 2023, the Company had $54.7 million of letters of credit outstanding and $54.4 million of unused capacity. Additionally, as of September 30, 2024 and December 31, 2023, the Company had outstanding surety bonds of $6.0 million and $5.4 million, respectively.
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
As of September 30, 2024, the Company's recorded financing obligations were $40.9 million, net of $0.8 million of deferred transaction costs. As of December 31, 2023, the Company's recorded financing obligations were $41.8 million, net of $0.9 million of deferred transaction costs. Payments $1.2 million and $1.1 million were made under financing obligations for the three months ended September 30, 2024, and 2023, respectively. Payments of $2.3 million and $2.6 million were made under financing obligations for the nine months ended September 30, 2024 and 2023, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the both three months ended September 30, 2024 and 2023, was $0.4 million. Interest expense, inclusive of the amortization of deferred transaction costs, for both the nine months ended September 30, 2024 and 2023, was $1.3 million.
During the nine months ended September 30, 2023, the Company paid $0.5 million to extinguish financing obligations of $0.6 million, resulting in a gain on extinguishment of debt of $0.1 million. During the nine months ended September 30, 2024, the Company extinguished no financing obligations.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2024	$916
2025	3,023
2026	2,995
2027	2,986
2028	2,967
Thereafter	14,143
Total	$27,030

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The difference between the outstanding sale-leaseback financing obligation of $41.7 million and $27.0 million of contractual payments due, including residual value guarantees, is due to $13.2 million of investment tax credits claimed by the respective counterparties, less $2.6 million of the implied interest on financing obligation included in minimum lease payments. The remaining difference is due to $4.6 million of interest accrued and a $0.5 million difference between the required contractual payments and the fair value of financing obligations acquired.
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
The following table provides the financial instruments measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$45,467	$—	$—	$45,467
Total assets at fair value	$45,467	$—	$—	$45,467

Liabilities
Derivative liabilities:
Interest rate swaps	—	660	—	660
Alignment Shares liability	—	—	12,320	12,320
Other long-term liabilities:
True Green II Acquisition - contingent liability	—	—	2,187	2,187
Total liabilities at fair value	$—	$660	$14,507	$15,167

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
Alignment Shares Liability
As of September 30, 2024, the Company had 796,950 Alignment Shares outstanding, all of which are held by CBRE Acquisition Sponsor, LLC (the "Sponsor"), certain former officers of CBAH and former CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.4 to our 2021 Annual Report on Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the Merger.
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
The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility of 66% and risk-free interest rate of 3.58% are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares.

	For the nine months ended September 30, 2024		For the nine months ended September 30, 2023
	Shares	$	Shares	$
Beginning balance	996,188	$60,502	1,207,500	$66,145
Alignment Shares converted	(199,238)	(10)	(201,250)	(11)
Alignment Shares forfeited	—	—	(10,062)	(432)
Fair value remeasurement	—	(48,172)	—	(22,899)
Ending balance	796,950	$12,320	996,188	$42,803
Interest Rate Swaps

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
The Company's derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of September 30, 2024 and December 31, 2023, the notional amounts were $104.5 million and $112.8 million, respectively. For the three and nine months ended September 30, 2024, the change in fair value of interest rate swaps resulted in a loss of $3.6 million and $1.2 million, respectively. For the three and nine months ended September 30, 2023, the change in fair value of interest rate swaps resulted in a gain of $3.2 million and $3.7 million, respectively. The change in fair value of interest rate swaps is recorded as interest expense in the condensed consolidated statements of operations.
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
Other comprehensive income of $17.3 million associated with the incremental debt issuances under the APAF III Term Loan and APAF IV Term Loan is recognized as an adjustment to interest expense, net over the term of the debt. For the three and nine months ended September 30, 2024, the adjustment to Interest expense, net was $0.4 million and $1.3 million, respectively. Approximately $1.6 million of the gain in other comprehensive income will be reclassified into earnings during the next 12 months.
The cash flow hedge was determined to be fully effective during the three and nine months ended September 30, 2024. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income will be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap.
Contingent Consideration
Caldera Acquisition
In connection with the Caldera Acquisition on December 20, 2023, contingent consideration of $8.0 million may be payable upon achieving certain power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 12-month period since the acquisition date and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of September 30, 2024 and December 31, 2023, the fair value of the contingent consideration was zero and $2.6 million, respectively, and is included in other current liabilities in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company recorded a gain on remeasurement of contingent liability of $0.9 million and $2.6 million, respectively.
True Green II Acquisition
In connection with the acquisition of a portfolio of 58 solar energy facilities with a combined nameplate capacity of 220 MW on February 15, 2023 (the "True Green II Acquisition"), contingent consideration of $10.0 million may be payable upon the seller's completion of in-development solar energy facilities and the Company obtaining tax equity financing. The Company estimated the fair value of the contingent consideration by using the expected cash flow approach. These cash flows were then discounted to present value using the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of September 30, 2024 and December 31, 2023, the fair value of the contingent consideration was $2.2 million and $4.7 million, respectively, and was included in other current liabilities in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company recorded loss of zero and $0.2 million, respectively, on fair value remeasurement of

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
contingent liability associated with the True Green II Acquisition in the condensed consolidated statements of operations. The loss was recorded due to the remeasurement of the contingent liability based on the actual amount of tax equity financing received. For the three and nine months ended September 30, 2023, there was no gain or loss on fair value remeasurement of the contingent liability. During the three and nine months ended September 30, 2024, the Company paid zero and $2.7 million, respectively, to settle a portion of the contingent liability.
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
The liability for the contingent consideration associated with production volumes expired on June 30, 2022. The 36-month measurement period for the contingent liability associated with market power rates ended as of December 31, 2023, and the contingency was resolved with a $3.1 million payment in 2024. The liability for the contingent consideration associated with power rates is included in other current liabilities in the condensed consolidated balance sheets at the estimated fair value of zero and $3.1 million as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company recorded no gain or loss on fair value remeasurement of contingent consideration associated with power rates. For the three and nine months ended September 30, 2023, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of $0.1 million and $0.2 million, respectively, within operating income in the condensed consolidated statements of operations. Gains and losses are recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
8.Equity
As of September 30, 2024, the Company had 988,591,250 authorized and 158,989,890 issued and outstanding shares of Class A common stock. As of December 31, 2023, the Company had 988,591,250 authorized and 158,999,886 issued and outstanding shares of Class A common stock. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2024, and December 31, 2023, no common stock dividends have been declared.
As of September 30, 2024, and December 31, 2023, the Company had 796,950 and 996,188 authorized and issued shares of Class B common stock, respectively, also referred to as the Alignment Shares. Refer to Note 7, "Fair Value Measurements," for further details.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
9.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the nine months ended September 30,
	2024	2023
Redeemable noncontrolling interest, beginning balance	$26,044	$18,133
Cash distributions	(2,112)	(1,747)
Accrued distributions	(864)	—
Redemption of redeemable noncontrolling interests	—	(4,301)
Assumed redeemable noncontrolling interest through business combination	(100)	11,341
Net (loss) income attributable to redeemable noncontrolling interest	(1,151)	175
Redeemable noncontrolling interest, ending balance	$21,817	$23,601
10.Leases
The following table presents the components of operating lease cost for the three and nine months ended September 30, 2024, and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$4,085	$2,757	$12,337	$7,931
Variable lease expense	556	479	1,413	1,290
Total lease expense	$4,641	$3,236	$13,750	$9,221

The following table presents supplemental information related to our operating leases:

	For the nine months ended September 30,
	2024	2023
Cash paid for operating leases	$13,202	$7,235
Operating lease assets obtained in exchange for new operating lease liabilities	$15,654	$64,904
Weighted-average remaining lease term, years	23.3 years	23.3 years
Weighted average discount rate	5.77%	5.32%

Maturities of operating lease liabilities as of September 30, 2024, are as follows:

2024	$3,967
2025	15,970
2026	16,120
2027	16,219
2028	16,275
Thereafter	300,872
Total	$369,423
Less: Present value discount	(174,341)
Lease liability	$195,082

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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of September 30, 2024, and December 31, 2023, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of September 30, 2024, and December 31, 2023, the Company had zero outstanding non-cancellable commitments to purchase solar modules.

12.Related Party Transactions
There was $0.1 million and $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of September 30, 2024, and December 31, 2023, respectively. Additionally, in the normal course of business, the Company conducts transactions with affiliates, such as:
Blackstone Credit Facilities
Under the APAF Term Loan, APAF III Term Loan, APAF IV Term Loan, and APACF II Facility, subsidiaries of The Blackstone Group (“Blackstone”), a related party, serve as agents between the Company and a consortium of third-party lenders. See Note 6, "Debt" for further details.
During the three months ended September 30, 2024 and 2023, the Company paid $0.1 million and $0.1 million, respectively of loan issuance costs to Blackstone. During the nine months ended September 30, 2024 and 2023, the Company paid $0.3 million and $0.9 million, respectively, of loan issuance costs to Blackstone.
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
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the nine months ended September 30, 2024 and 2023, the Company did not incur any costs associated with the Commercial Collaboration Agreement. As of September 30, 2024 and December 31, 2023, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For both the three months ended September 30, 2024 and 2023, the Company incurred $0.2 million for development services provided under the MSA. For the nine months ended September 30, 2024 and 2023, the Company incurred $0.5 million and $0.4 million, respectively, for development services provided under the MSA. As of September 30, 2024 and December 31, 2023, there was $0.1 million and $0.1 million due to CBRE for development services provided under the MSA.
Lease Agreements with Link Logistics and CBRE
The Company has a right to use rooftops to develop and operate solar facilities under lease agreements with subsidiaries of Link Logistics Real Estate Management LLC (“Link Logistics”), a Blackstone portfolio company, and subsidiaries of CBRE. As of September 30, 2024, the Company recognized operating lease assets and operating lease liabilities of $27.6 million and $27.7 million, respectively, in the condensed consolidated balance sheet related to these leases, which have a weighted average remaining lease term of 29 years. As of December 31, 2023, the Company recognized operating lease assets and operating lease liabilities of $24.3 million in the condensed consolidated balance sheet related to these leases. During the three months ended September 30, 2024 and 2023, payments made under these leases were $0.4 million and zero, respectively. During nine months ended September 30, 2024 and 2023, payments made under these leases were $1.8 million and zero, respectively.
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

During the three and nine months ended September 30, 2024, the Company recognized zero and $2.2 million, respectively, of expenses in connection with the CEO transition which are included in general and administrative expenses in the condensed consolidated statement of operations. As of September 30, 2024, there are $0.9 million of remaining payments under the Agreement, which are included in other liabilities in the condensed consolidated balance sheet.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
13.Earnings per Share
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income attributable to Altus Power, Inc.	17,638	5,330	62,792	17,772
Income attributable to participating securities(1)	(87)	(33)	(312)	(113)
Net income attributable to common stockholders - basic and diluted	17,551	5,297	62,480	17,659
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	159,990,880	158,719,684	159,641,018	158,687,373
Dilutive restricted stock	—	265,133	—	260,885
Dilutive RSUs	4,402,914	1,213,337	6,079,540	2,017,424
Weighted average shares of common stock outstanding - diluted	164,393,794	160,198,154	165,720,558	160,965,682
Net income attributable to common stockholders per share - basic	$0.11	$0.03	$0.39	$0.11
Net income attributable to common stockholders per share - diluted	$0.11	$0.03	$0.38	$0.11

(1) Represents the income attributable to 796,950 and 996,188 Alignment Shares outstanding as of September 30, 2024 and 2023, respectively.

(2) For the three months and nine months ended September 30, 2023, the calculation of basic weighted average shares of common stock outstanding excludes 271,259 of the Company's Class A common stock provided to holders of the common stock of the Company prior to the Merger, that are subject to vesting conditions.
14.Stock-Based Compensation
The Company recognized $4.7 million and $4.2 million of stock-based compensation expense for the three months ended September 30, 2024, and 2023, respectively. The Company recognized $4.7 million and $11.3 million of stock-based compensation expense for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, the Company had $29.2 million of unrecognized share-based compensation expense related to unvested restricted units, respectively, which the Company expects to recognize over a weighted-average period of approximately 2 years.
Legacy Incentive Plans
Prior to the Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested Altus Restricted Shares under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of September 30, 2024, and December 31, 2023, zero and 210,710 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
On March 28, 2024, the vesting conditions of such performance-based RSUs were modified by the compensation committee to set the hurdles at $14.00, $18.00, and $22.00, respectively. This modification impacted five grantees and resulted in $3.1 million of incremental expense. As of September 30, 2024, the unrecognized expense related to the modification was $1.1 million, which the Company expects to recognize over a weighted average period of 2 years.
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
During the three and nine months ended September 30, 2024, the Company granted under the Incentive Plan an additional 58,357 and 3,081,484 RSUs, respectively, that are subject to time-based vesting as described above, with a weighted average grant date fair value per share of $4.15 and $4.87, respectively. During the nine months ended September 30, 2024, the Company also granted 546,024 PSUs that are subject to market-based vesting as described above, with a grant date fair value per share of $5.22. Further, the Company granted 751,773 of incentive performance stock units ("GW Plan PSUs") that cliff vest on December 31, 2026, if the Company adds 1.1 gigawatt of installed solar capacity starting January 1, 2024 and subject to continued employment on the vesting date. The number of GW Plan PSUs vested, and thus shares of Class A Common Stock issued, will be calculated based on the average stock price of the Company's Class A Common Stock during the twenty trading days prior to and including (if applicable) the vesting date (the "AMPS Price") as follows:

AMPS Price	Payout
<$8	40%
$8-10.99	80%
$11-11.50	100%
$11.51-12.99	110%
$13+	120%
GW Plan PSUs have a grant date fair value per share of $3.95. No PSUs or GW Plan PSUs were granted during the three months ended September 30, 2024.
As of both September 30, 2024, and December 31, 2023, there were 30,992,545 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
described in the foregoing on January 1, 2022 and January 1, 2023. The number of shares authorized for issuance under the Incentive Plan did not increase on January 1, 2024.
For the three months ended September 30, 2024, and 2023, the Company granted 58,357 and 5,000 RSUs, respectively, and recognized $4.7 million and $4.2 million of stock-based compensation expense, respectively, in relation to the Incentive Plan. For the nine months ended September 30, 2024 and 2023, the Company granted 4,379,281 and 3,026,148 RSUs, respectively, and recognized $4.7 million and $11.3 million, respectively, of stock-based compensation expense in relation to the Incentive Plan. For the three months ended September 30, 2024, and 2023, 112,690 and 34,228 RSUs were forfeited, respectively. For the nine months ended September 30, 2024 and 2023, 4,631,282 and 45,282 RSUs were forfeited, respectively.
Included in forfeited RSUs for the nine months ended September 30, 2024, are the 4,283,452 unvested RSUs and PSUs granted under the Incentive Plan to Mr. Norell, which were forfeited in connection with the CEO transition described in Note 12, "Related Party Transactions." This forfeiture resulted in the reversal of $8.7 million of previously recognized stock-based compensation expense during the second quarter of 2024.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of both September 30, 2024, and December 31, 2023, there were 4,662,020 shares of the Company's Class A common stock authorized for issuance under the ESPP. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. No shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP for the nine months ended September 30, 2024, and 2023. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022 and January 1, 2023. The number of shares authorized for issuance under the ESPP did not increase on January 1, 2024.
15.Income Taxes
The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter.
For the three months ended September 30, 2024, and 2023, the Company had income tax benefit of $5.1 million and $1.9 million, respectively. For the nine months ended September 30, 2024, and 2023, the Company had income tax benefit of $21.2 million and income tax expense of $0.1 million, respectively. For the three and nine months ended September 30, 2024, the effective tax rate differs from the U.S. statutory rate primarily due to the fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes. Additionally, there was an income tax benefit resulting from the forfeiture of stock awards associated with the CEO transition. For the three and nine months ended September 30, 2023, the effective tax rate differs from the U.S. statutory rate primarily due to the fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, state income taxes, and other miscellaneous items.
The Company accounts for its nonrefundable transferable investment tax credits ("ITCs") under ASC 740 using the flow-through method and has elected to consider the ability to transfer its ITCs in assessing its need for a valuation allowance. During the three months ended September 30, 2024, the Company, through its consolidated tax equity partnerships, entered into tax credit purchase agreements ("TCPAs") with a third-party purchaser to sell the Section 48(a) ITCs generated by certain of the Company’s solar projects during tax year ending December 31, 2024. In accordance with the TCPA, the Company received cash proceeds of $23.4 million, however, the ITCs have not been transferred as of September 30, 2024, and as such, the Company recognized a liability to transfer ITCs within other current liabilities in the condensed consolidated balance sheet. Transfer of ITCs did not have a material impact on the Company's income tax benefit recognized for the three and nine months ended September 30, 2024. The Company did not enter into any TCPAs during the three and nine months ended September 30, 2023.

Altus Power, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollar amounts in thousands, except per share data, unless otherwise noted)
16.Subsequent Events
The Company has evaluated subsequent events from September 30, 2024, through November 12, 2024, which is the date the unaudited condensed consolidated financial statements were available to be issued. There are no subsequent events requiring recording or disclosure in the condensed consolidated financial statements.

******

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and operating results for Altus Power, Inc. (as used in this section, “Altus Power,” “we,” “us,” “our,” or the “Company”) has been prepared by Altus Power’s management. You should read the following discussion and analysis together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024 (the “2023 Annual Report on Form 10-K”). Any references in this section to “we,” “our” or “us” shall mean Altus Power. In addition to historical information, this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “could,” “will,” “should,” “plans,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to the risks as described in the “Risk Factors” in our 2023 Annual Report on Form 10-K. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. Except as required by applicable law, we are not obligated to update these forward-looking statements, even though our situation may change in the future.

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
Overview
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic (“PV”) and energy storage systems serving commercial and industrial, public sector and community solar customers. Our mission is to create a clean electrification ecosystem and drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance (“ESG”) targets. In order to achieve our mission, we develop, own and operate a network of solar generation and energy storage facilities. We believe we have the in-house expertise to develop, build and provide operations and maintenance and customer servicing for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group (“Blackstone”), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. (“CBRE”), which provides direct access to its portfolio of owned and managed commercial and industrial (“C&I”) properties.

We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of over 1 gigawatt (“GW”) of solar PV. We have long-term power purchase agreements (“PPAs”) with over 450 enterprise entities and contracts with approximately 30,000 residential customers which are serviced by over 300 megawatts ("MW") of community solar projects currently in operation. Our community solar projects are currently serving customers in 9 states. We also participate in numerous renewable energy credit (“REC”) programs throughout the country. We have experienced significant growth in the last fiscal year as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of over 100,000 homes, displacing over 800,000 tons of CO2 emissions per annum.
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of September 30, 2024, these variable rate contracts make up approximately 54% of our current installed portfolio. Contracts with a fixed rate and a fixed rate with an escalator make up approximately 28% and 18% of our current installed portfolio, respectively. During the nine months ended September 30, 2024, overall utility rates generally increased in states where we have projects under variable rate contracts, but there can be no guarantee that they will continue to do so. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
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
•CBRE Partnership: Our partnership with CBRE, the largest global real estate services company, provides us with a clear path to creating new customer relationships. Ninety percent (90%) of the Fortune 100 are CBRE clients, providing a significant opportunity for us to expand our customer base.
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

Pipeline
As of September 30, 2024, our pipeline of opportunities totaled over one gigawatt and is comprised of a mix of (i) development projects for solar generating and storage projects that are not yet built, which primarily consist of those we are looking to acquire from the current owner of such project and (ii) existing solar generating and storage projects currently in operation that we are looking to acquire from the current owner of the facilities. As an independent solar power producer, we are not regularly engaged in our own early stage development of solar generating and storage projects and generally prefer to source opportunities from our early stage channel partners, viewing those as a more productive and efficient way to grow our business.
Our pipeline is dynamic with new opportunities being evaluated by our team each quarter as possible candidates to be included in the pipeline. Also, during the quarter, we evaluate our existing pipeline opportunities and may determine that certain pipeline opportunities no longer meeting our needs. Upon such a determination, those pipeline opportunities would then be excluded from the pipeline. As a result, our pipeline changes regularly and is very fluid. Given the number of potential pipeline opportunities and the confidential nature of such opportunities, we do not identify these opportunities specifically and thus it is difficult to show when a project might have been added or removed from our pipeline and at what phase.
As discussed in the table below, there are five types of pipeline opportunities for which we’ve identified both the number of megawatts subject to such opportunities and the probability of their completion:

Type of Pipeline Opportunity and Phase	Size, MW	Probability of completion
Development projects
Development solar generating and storage projects - in construction or pre-construction phase (not yet built)	162	High
Development solar generating or storage projects - in contract / in negotiation phase (not yet built)	258	Medium
Operating acquisitions
Acquisitions of operating solar generating and storage projects - in closing phase (existing projects)	8	High
Acquisitions of operating solar generating and storage projects - in negotiation (existing projects)	218	Medium
Development projects and operating acquisitions
Development projects and operating acquisitions - initial engagement phase	Remaining projects	Low
Total pipeline of opportunities	> 1,000
We consider development solar generating and storage projects that are currently in construction or pre-construction primarily as those projects developed by other parties, such as our channel partners, that we may acquire.
We classify development projects in the “in construction” phase as having commenced construction but the project is not yet operational. In the case of “pre-construction” projects, the execution of definitive documents to acquire development rights may not have occurred or the projects are waiting for the satisfaction of one or more critical components to become in-construction, such as submission and approval of an interconnection application, site control, awarded revenue contract, final permits, etc.
We consider development projects that are in the “in contract / in negotiation” phase to include projects where we are currently negotiating commercial terms with clients or channel partners and working toward the signing of documents such as a letter of intent, lease, or power purchase agreement.
We consider acquisitions of operating solar generating and storage projects in the “in closing” phase to include deals where we have entered exclusivity agreements with the seller and/or have agreed upon terms and are working toward the execution of definitive purchase agreements.
We consider acquisitions of operating solar generating and storage projects that are in the “in negotiation” phase to include deals where we do not have exclusivity agreements in place, but have completed our initial valuation of the projects, determined it meets our needs and are working to negotiate and agree upon commercial terms with the seller.

The remainder of our pipeline of development projects and operating acquisitions are in the “initial engagement” phase. In both cases, we are in the early stage of sourcing the opportunity and we are actively evaluating and have not yet determined whether they meet our needs or if we can agree on satisfactory terms and, as such, these early stage projects should not be relied upon in the making of investment decisions as there is no certainty that such early stage projects will be consummated in the next twelve months, if at all. Please refer to the “Risk Factors” in our 2023 Annual Report on Form 10-K.
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

	As of September 30,		Change
	2024	2023	MW	%
Megawatts installed	1,013	721	292	40%
Cumulative megawatts installed increased from 721 MW as of September 30, 2023, to 1,013 MW as of September 30, 2024, a 40% increase.

	As of September 30, 2024	As of December 31, 2023	Change
			MW	%
Megawatts installed	1,013	896	117	13%
Cumulative megawatts installed increased from 896 MW as of December 31, 2023, to 1,013 MW as of September 30, 2024, a 13% increase.

The following table provides an overview of megawatts installed by state as of September 30, 2024:

State	Megawatts installed	Share, percentage
New York	205	20.2%
New Jersey	185	18.3%
Massachusetts	150	14.8%
California	120	11.9%
North Carolina	67	6.6%
Minnesota	60	5.9%
South Carolina	42	4.1%
Hawaii	34	3.4%
Maine	33	3.2%
All other	117	11.6%
Total	1,013	100.0%

“Capacity Factor” means the amount of electricity that a generating unit produces over a period of time divided by the amount of electricity it could have produced if it had run at full power over that same time period (e.g., in the case of solar energy, if the sun was shining brightly 24 hours a day, seven days a week). For the nine months ended September 30, 2024, the capacity factor of our solar generating facilities ranged from 9.1% to 26.9% across each of the states in which we operate and the weighted average capacity across our entire portfolio was 14.6%. The size of our portfolio is approximately 1 GW with the average size of solar facilities of 2 MW, and these facilities are located across 25 different states in our portfolio. Given this, we do not view the Capacity Factor of any one of our solar generating facilities, or the change in that Capacity Factor due to weather, seasonality or other factors, to be material to our operating revenues.

Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance. Megawatt hours generated excludes the output of solar energy systems under the master lease agreement with Vitol, as described in Note 5, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Report.

	Three months ended September 30,		Change
	2024	2023	MWh	%
Megawatt hours generated	333,000	239,000	94,000	39%

Megawatt hours generated increased from 239,000 MWh for the three months ended September 30, 2023, to 333,000 MWh for the three months ended September 30, 2024, a 39% increase.

	Nine months ended September 30,		Change
	2024	2023	MWh	%
Megawatt hours generated	874,000	638,000	236,000	37%

Megawatt hours generated increased from 638,000 MWh for the nine months ended September 30, 2023, to 874,000 MWh for the nine months ended September 30, 2024, a 37% increase.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Reconciliation of Net income to Adjusted EBITDA:
Net income	$8,609	$6,776	$45,813	$13,991
Income tax (benefit) expense	(5,100)	(1,940)	(21,243)	77
Interest expense, net	21,783	9,180	55,841	30,150
Depreciation, amortization and accretion expense	17,151	13,719	50,447	38,054
Stock-based compensation expense	4,662	4,176	4,739	11,304
Acquisition and entity formation costs	765	268	2,281	3,128
(Gain) loss on fair value remeasurement of contingent consideration, net	(900)	50	(2,379)	150
(Gain) loss on disposal of property, plant and equipment	—	—	(88)	649
Change in fair value of Alignment Shares liability	(10,214)	(3,508)	(48,172)	(23,331)
Other expense (income), net	210	339	(1,608)	1,569
CEO transition costs	—	—	2,203	—
Adjusted EBITDA	$36,966	$29,060	$87,834	$75,741

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA margin:
Adjusted EBITDA	$36,966	$29,060	$87,834	$75,741
Operating revenues, net	58,681	45,079	151,800	120,970
Adjusted EBITDA margin	63%	64%	58%	63%

Components of Results of Operations
The Company derives its operating revenues principally from PPAs, net metering credit agreements (“NMCAs”), solar renewable energy credits (“SRECs”), and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of September 30, 2024, PPAs have a weighted-average remaining life of 11 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of September 30, 2024, NMCAs have a weighted-average remaining life of 19 years.
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
Stock-based compensation expense. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Incentive Plan, as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report.
Change in fair value of Alignment Shares liability. Alignment Shares represent Class B common stock of the Company which were issued in connection with the Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of September 30, 2024, and the resulting gain was included in the condensed consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
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

Results of Operations – Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023 (Unaudited)

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Operating revenues, net	$58,681	$45,079	$13,602	30.2%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	11,891	7,825	4,066	52.0%
General and administrative	9,824	8,194	1,630	19.9%
Depreciation, amortization and accretion expense	17,151	13,719	3,432	25.0%
Acquisition and entity formation costs	765	268	497	185.4%
(Gain) loss on fair value remeasurement of contingent consideration, net	(900)	50	(950)	*
Stock-based compensation expense	4,662	4,176	486	11.6%
Total operating expenses	$43,393	$34,232	$9,161	26.8%
Operating income	15,288	10,847	4,441	40.9%
Other (income) expense
Change in fair value of Alignment Shares liability	(10,214)	(3,508)	(6,706)	191.2%
Other expense, net	210	339	(129)	(38.1)%
Interest expense, net	21,783	9,180	12,603	137.3%
Total other expense, net	$11,779	$6,011	$5,768	96.0%
Income before income taxes	$3,509	$4,836	$(1,327)	(27.4)%
Income tax benefit	5,100	1,940	3,160	162.9%
Net income	$8,609	$6,776	$1,833	27.1%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(9,029)	1,446	(10,475)	*
Net income attributable to Altus Power, Inc.	$17,638	$5,330	$12,308	230.9%
Net income per share attributable to common stockholders
Basic	$0.11	$0.03	$0.08	266.7%
Diluted	$0.11	$0.03	$0.08	266.7%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,990,880	158,719,684	1,271,196	0.8%
Diluted	164,393,794	160,198,154	4,195,640	2.6%

* Percentage is not meaningful

Operating revenues, net

	Three Months Ended September 30,		Change
	2024	2023	Change	%
	(in thousands)
Power sales under PPAs	$21,532	$17,442	$4,090	23.4%
Power sales under NMCAs	18,934	13,846	5,088	36.7%
Power sales on wholesale markets	870	550	320	58.2%
Total revenue from power sales	41,336	31,838	9,498	29.8%
Solar renewable energy credit revenue	13,489	9,753	3,736	38.3%
Rental income	2,967	586	2,381	*
Performance based incentives	298	1,925	(1,627)	(84.5)%
Revenue recognized on contract liabilities	591	977	(386)	(39.5)%
Total operating revenues, net	$58,681	$45,079	$13,602	30.2%

* Percentage is not meaningful
Operating revenues, net increased by $13.6 million, or 30.2%, for three months ended September 30, 2024, compared to three months ended September 30, 2023, which is primarily a result of the following:
•An increase in power sales of approximately $9.5 million, driven by a 39.3% increase in power generation from 239,000 MWh for three months ended September 30, 2023, to 333,000 MWh for three months ended September 30, 2024. The increase in power generated was driven by a 210 MW increase in the weighted average installed capacity primarily as a result of the Caldera Acquisition in December 2023, the Vitol Acquisition in January 2024, and other solar facilities acquired and placed in service by the Company after September 30, 2023.
•An increase in solar renewable energy credits revenue of $3.7 million is primarily explained by the increase in the number of SRECs sold from solar facilities acquired and placed in service subsequent to September 30, 2023.
•An increase in rental income of $2.4 million is primarily due to the Vitol Acquisition in January 2024 and lease of certain solar facilities back to Vitol.
•A decrease in performance based incentives of $1.6 million is due to the New York State Energy Research & Development Authority (“NYSERDA”) performance based incentives received for the development of solar facilities in the State of New York during three months ended September 30, 2023. No NYSERDA incentives were received during three months ended September 30, 2024.
Cost of operations

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$11,891	$7,825	$4,066	52.0%

Cost of operations increased by 52.0% from $7.8 million for three months ended September 30, 2023, to $11.9 million for three months ended September 30, 2024. The increase in the Company’s portfolio of operating solar facilities from 712 MW weighted average installed capacity for three months ended September 30, 2023 to 988 MW for three months ended September 30, 2024 contributed $3.0 million to the cost of operations. The remaining change of $1.0 million is due to the increase in various components of the cost of operations.
General and administrative

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$9,824	$8,194	$1,630	19.9%
General and administrative expense increased by $1.6 million, or 19.9%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$17,151	$13,719	$3,432	25.0%
Depreciation, amortization and accretion expense increased by $3.4 million, or 25.0%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Acquisition and entity formation costs	$765	$268	$497	185.4%
Acquisition and entity formation costs increased by $0.5 million, or 185.4%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to costs associated with the MN8 Acquisition (as defined in Note 5, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Report) during the three months ended September 30, 2024.
(Gain) loss on fair value remeasurement of contingent consideration

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
(Gain) loss on fair value remeasurement of contingent consideration	$(900)	$50	$(950)	*

* Percentage is not meaningful
Gain or loss on fair value remeasurement of contingent consideration is primarily associated with the True Green II Acquisition, the Caldera Acquisition, and the Solar Acquisition (as defined in Note 5, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Report). A gain or loss on fair value remeasurement was recorded for the three months ended September 30, 2024 and 2023, due to changes in the values of significant assumptions used in the measurement of fair value.
Stock-based compensation expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Stock-based compensation expense	$4,662	$4,176	$486	11.6%
Stock-based compensation expense of $4.7 million and $4.2 million during the three months ended September 30, 2024, and 2023, respectively, was primarily due to restricted stock units granted under the Incentive Plan (as defined in Note 14, "Stock-Based Compensation," to our condensed consolidated financial statements included elsewhere in this Report).
Change in fair value of Alignment Shares liability

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(10,214)	$(3,508)	$(6,706)	191.2%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of September 30, 2024 and 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
Other expense, net

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Other expense, net	$210	$339	$(129)	(38.1)%
Other expense, net was $0.2 million during the three months ended September 30, 2024, as compared to $0.3 million during the three months ended September 30, 2023, primarily due to lower interest income during the three months ended September 30, 2024, as well as miscellaneous other income and expense items during each period.
Interest expense, net

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$21,783	$9,180	$12,603	137.3%
Interest expense increased by $12.6 million, or 137.3%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to the increase of outstanding debt held by the Company. Additionally, the Company recognized an unrealized loss on interest rate swaps of $3.6 million during the three months ended September 30, 2024, as compared to an unrealized gain on interest rate swaps of $3.2 million during the three months ended September 30, 2023.
Income tax benefit

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Income tax benefit	$5,100	$1,940	$3,160	162.9%

For the three months ended September 30, 2024, the Company recorded an income tax benefit of $5.1 million in relation to pretax income of $3.5 million, which resulted in an effective income tax rate of negative 145.3%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes.
For the three months ended September 30, 2023, the Company recorded an income tax benefit of $1.9 million in relation to a pretax income of $4.8 million, which resulted in an effective income tax rate of negative 39.6%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, state income taxes, and other miscellaneous items.
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
Net (loss) income attributable to redeemable noncontrolling interests and noncontrolling interests

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	$(9,029)	$1,446	$(10,475)	*

* Percentage is not meaningful
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $10.5 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to funding provided by a tax equity investor, changes in income and loss allocations in accordance with agreements, and loss allocations due to reduced recapture periods for investment tax credits.

Results of Operations – Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023 (Unaudited)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Operating revenues, net	$151,800	$120,970	$30,830	25.5%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	34,083	21,382	12,701	59.4%
General and administrative	32,086	23,847	8,239	34.5%
Depreciation, amortization and accretion expense	50,447	38,054	12,393	32.6%
Acquisition and entity formation costs	2,281	3,128	(847)	(27.1)%
(Gain) loss on fair value remeasurement of contingent consideration, net	(2,379)	150	(2,529)	*
(Gain) loss on disposal of property, plant and equipment	(88)	649	(737)	(113.6)%
Stock-based compensation expense	4,739	11,304	(6,565)	(58.1)%
Total operating expenses	$121,169	$98,514	$22,655	23.0%
Operating income	30,631	22,456	8,175	36.4%
Other (income) expense
Change in fair value of Alignment Shares liability	(48,172)	(23,331)	(24,841)	106.5%
Other expense (income), net	(1,608)	1,569	(3,177)	(202.5)%
Interest expense, net	55,841	30,150	25,691	85.2%
Total other expense, net	$6,061	$8,388	$(2,327)	(27.7)%
Income before income taxes	$24,570	$14,068	$10,502	74.7%
Income tax benefit (expense)	21,243	(77)	21,320	*
Net income	$45,813	$13,991	$31,822	227.4%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(16,979)	(3,781)	(13,198)	*
Net income attributable to Altus Power, Inc.	$62,792	$17,772	$45,020	253.3%
Net income per share attributable to common stockholders
Basic	$0.39	$0.11	$0.28	254.5%
Diluted	$0.38	$0.11	$0.27	245.5%
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	159,641,018	158,687,373	953,645	0.6%
Diluted	165,720,558	160,965,682	4,754,876	3.0%

* Percentage is not meaningful

Operating revenues, net

	Nine Months Ended September 30,		Change
	2024	2023	Change	%
	(in thousands)
Power sales under PPAs	$54,879	$43,079	$11,800	27.4%
Power sales under NMCAs	44,404	33,970	10,434	30.7%
Power sales on wholesale markets	1,706	1,474	232	15.7%
Total revenue from power sales	100,989	78,523	22,466	28.6%
Solar renewable energy credit revenue	33,541	33,346	195	0.6%
Rental income	8,183	2,198	5,985	272.3%
Performance based incentives	7,073	4,487	2,586	57.6%
Revenue recognized on contract liabilities	2,014	2,416	(402)	(16.6)%
Total operating revenues, net	$151,800	$120,970	$30,830	25.5%

Operating revenues, net increased by $30.8 million, or 25.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, which is primarily a result of the following:
•An increase in power sales of approximately $22.5 million, driven by a 28.6% increase in power generation from 638,000 MWh for the nine months ended September 30, 2023 to 874,000 MWh for the nine months ended September 30, 2024. The increase in power generated was driven by a 250 MW increase in the weighted average installed capacity primarily as a result of the Caldera Acquisition in December 2023, the Vitol Acquisition in January 2024, and other solar facilities acquired or placed in service by the Company subsequent to September 30, 2023.
•An increase in rental income of $6.0 million is primarily due to the Vitol Acquisition in January 2024 and lease of certain solar facilities back to Vitol.
•An increase in performance based incentives of $2.6 million is primarily due to the NYSERDA performance based incentives received for the development of solar facilities in the State of New York. During the nine months ended September 30, 2024, the Company was awarded $6.0 million of performance based incentives as compared to $3.6 million during the nine months ended September 30, 2023.
Cost of operations

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$34,083	$21,382	$12,701	59.4%
Cost of operations increased by 59.4% from $21.4 million for the nine months ended September 30, 2023, to $34.1 million for the nine months ended September 30, 2024. The increase in the Company’s portfolio of operating solar facilities from 656 MW weighted average installed capacity for the nine months ended September 30, 2023 to 966 MW for the nine months ended September 30, 2024, contributed $10.1 million to the cost of operations. The remaining change of $2.6 million is due to the increase in various components of the cost of operations.
General and administrative

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$32,086	$23,847	$8,239	34.5%

General and administrative expense increased by $8.2 million, or 34.5%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$50,447	$38,054	$12,393	32.6%
Depreciation, amortization and accretion expense increased by $12.4 million, or 32.6%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.
Acquisition and entity formation costs

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Acquisition and entity formation costs	$2,281	$3,128	$(847)	(27.1)%
Acquisition and entity formation costs decreased by $0.8 million, or 27.1%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to costs associated with the True Green II Acquisition during the nine months ended September 30, 2023.
(Gain) loss on fair value remeasurement of contingent consideration

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
(Gain) loss on fair value remeasurement of contingent consideration	$(2,379)	$150	$(2,529)	*

* Percentage is not meaningful
Gain or loss on fair value remeasurement of contingent consideration is primarily associated with the True Green II Acquisition, the Caldera Acquisition, and the Solar Acquisition. A gain or loss on fair value remeasurement was recorded for the nine months ended September 30, 2024 and 2023, due to changes in the values of significant assumptions used in the measurement of fair value.
(Gain) loss on disposal of property, plant and equipment

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
(Gain) loss on disposal of property, plant and equipment	$(88)	$649	$(737)	(113.6)%
Gain or loss on disposal of property, plant and equipment is associated with the disposal of a solar facility that occurred during the nine months ended September 30, 2024. The gain or loss was calculated as the difference between the consideration received and the carrying value of the disposed asset.

Stock-based compensation expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Stock-based compensation expense	$4,739	$11,304	$(6,565)	(58.1)%
Stock-based compensation expense of $4.7 million and $11.3 million during the nine months ended September 30, 2024, and 2023, respectively, was primarily due to restricted stock units granted under the Incentive Plan. Stock-based compensation expense during the nine months ended September 30, 2024, was offset by the reversal of expense in connection with the resignation of Lars Norell as Co-Chief Executive Officer and director of the Company on April 28, 2024. Refer to Note 12, "Related Party Transactions," to our condensed consolidated financial statements included elsewhere in this Report for further details.
Change in fair value of Alignment Shares liability

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(48,172)	$(23,331)	$(24,841)	106.5%
In connection with the Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of September 30, 2024 and 2023, and the resulting gain was included in the condensed consolidated statement of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
Other (income) expense, net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Other (income) expense, net	$(1,608)	$1,569	$(3,177)	(202.5)%
Other income was approximately $1.6 million during the nine months ended September 30, 2024, as compared to other expense of $1.6 million during the nine months ended September 30, 2023, primarily due to interest income during the nine months ended September 30, 2024, as well as miscellaneous other income and expense items during each period.
Interest expense, net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$55,841	$30,150	$25,691	85.2%
Interest expense increased by $25.7 million, or 85.2%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the increase of outstanding debt held by the Company. Additionally, the Company recognized an unrealized loss on interest rate swaps of $1.2 million during the nine months ended September 30, 2024, as compared to an unrealized gain on interest rate swaps of $3.7 million during the nine months ended September 30, 2023.
Income tax benefit (expense)

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Income tax benefit (expense)	$21,243	$(77)	$21,320	*

* Percentage is not meaningful.

For the nine months ended September 30, 2024, the Company recorded an income tax benefit of $21.2 million in relation to pretax income of $24.6 million, which resulted in an effective income tax rate of negative 86.5%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes. Additionally, there was an income tax benefit resulting from the forfeiture of stock awards associated with the CEO transition.
For the nine months ended September 30, 2023, the Company recorded an income tax expense of $0.1 million in relation to a pretax income of $14.1 million, which resulted in an effective income tax rate of 0.7%. The effective income tax rate was primarily impacted by fair value remeasurement of Alignment Shares, nondeductible compensation, net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and state income taxes.
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
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(16,979)	$(3,781)	$(13,198)	*

* Percentage is not meaningful.

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $13.2 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to funding provided by a tax equity investor, changes in income and loss allocations in accordance with agreements, and by loss allocations due to reduced recapture periods for investment tax credits.
Liquidity and Capital Resources
As of September 30, 2024, the Company had total cash, cash equivalents, and restricted cash of $111.3 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our condensed consolidated financial statements.
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
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of September 30, 2024, we do not expect to cancel these agreements.
The Company has operating leases for land and building rooftops and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of September 30, 2024 and December 31, 2023, the Company had outstanding letters of credit and surety bonds totaling $59.0 million and $60.1 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve accounts associated with our term loans. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the nine months ended September 30, 2024, no shares of common stock were sold through the ATM equity program. Any issuances under the ATM are subject to approval of the Board.
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

As of September 30, 2024, the outstanding principal balance of the APAF Term Loan was $465.2 million less unamortized debt discount and loan issuance costs totaling $6.1 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF Term Loan.
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
As of September 30, 2024, the outstanding principal balance of the APAF II Term Loan was $104.5 million, less unamortized debt issuance costs of $1.8 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
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
On June 15, 2023 and July 21, 2023, the Company amended the APAF III Term Loan to add $47.0 million and $28.0 million of additional borrowings, respectively, the proceeds of which were used to repay outstanding term loans under the Construction Loan to Term Loan Facility (as defined below), and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million and $0.2 million of issuance costs, respectively, and $1.5 million and $1.1 million of issuance discount, respectively, which have been deferred and will be recognized as interest expense through June 30, 2033.
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
As of September 30, 2024, the outstanding principal balance of the APAF III Term Loan was $417.6 million, less unamortized debt issuance costs and discount of $13.2 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the APAF III Term Loan.

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
The APAF IV Term Loan, which matures on March 26, 2049, bears interest at a fixed rate of 6.45% per annum on outstanding principal amounts under the term loan. The Term Loan Facility has an anticipated repayment date of June 30, 2034. Upon lender approval, the APAF IV Borrower has the right to increase the Term Loan Facility to make additional draws for certain acquisitions of solar assets that otherwise satisfy the criteria for permitted acquisitions, as defined in the credit agreement. On March 26, 2024, the Company borrowed $101.0 million under the APAF IV Term Loan in connection with the Vitol Acquisition (as defined in Note 5, "Acquisitions," to our condensed consolidated financial statements included elsewhere in this Report), which closed on January 31, 2024. The principal balance borrowed under the APAF IV Term Loan was offset by $1.6 million of debt issuance costs, which have been deferred and will be recognized as interest expense through June 30, 2034. The APAF IV Term Loan is secured by membership interests in the Company's subsidiaries.
As of September 30, 2024, the outstanding principal balance of the APAF IV Term Loan was $100.5 million, less unamortized debt issuance costs and discount of $1.5 million. As of September 30, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
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

As of September 30, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs of $3.5 million. As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the "APAG Revolver"). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of September 30, 2024, and December 31, 2023, outstanding under the APAG Revolver were $10.0 million and $65.0 million, respectively. As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants under the APAG Revolver.
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

During both the three and nine months ended September 30, 2024, the Company capitalized $1.6 million of interest expense incurred under the APACF II Facility, which is included in property, plant and equipment, net in the condensed consolidated balance sheets as of September 30, 2024.

As of September 30, 2024, the outstanding principal balance of the APACF II Facility was $101.7 million, less unamortized debt issuance costs of $0.7 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of September 30, 2024, the Company was in compliance with all covenants under the APACF II Facility.
Other Term Loans - Construction Loan to Term Loan Facility
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
As of September 30, 2024, the outstanding principal balance of the term loan was $9.4 million, less unamortized debt discount of $1.5 million. As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants.
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
As of September 30, 2024, the Company's recorded financing obligations were $40.9 million, net of $0.8 million of deferred transaction costs. As of December 31, 2023, the Company's recorded financing obligations were $41.8 million, net of $0.9 million of deferred transaction costs. Payments $1.2 million and $1.1 million were made under financing obligations for the three months ended September 30, 2024, and 2023, respectively. Payments of $2.3 million and $2.6 million were made under financing obligations for the nine months ended September 30, 2024 and 2023, respectively. Interest expense, inclusive of the amortization of deferred transaction costs, for the both three months ended September 30, 2024 and 2023, was $0.4 million. Interest expense, inclusive of the amortization of deferred transaction costs, for both the nine months ended September 30, 2024 and 2023, was $1.3 million.
Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
The following table sets forth the primary sources and uses of cash and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used for):
Operating activities	$20,359	$49,096
Investing activities	(261,613)	(428,545)
Financing activities	133,654	264,039
Net decrease in cash and restricted cash	$(107,600)	$(115,410)
Operating Activities
During the nine months ended September 30, 2024, cash provided for operating activities of $20.4 million consisted primarily of net income of $45.8 million adjusted for net non-cash income of $17.5 million, and a net increase in assets of $14.9 million partially offset by a net increase in liabilities of $7.0 million.
During the nine months ended September 30, 2023, cash provided by operating activities of $49.1 million consisted primarily of net income of $14.0 million adjusted for net non-cash expenses of $30.2 million, and net increase in liabilities of $7.4 million partially offset by a net increase in assets of $2.5 million.
Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $261.6 million, consisting of $57.6 million of capital expenditures, $119.2 million of payments to acquire renewable energy businesses, net of cash and restricted cash acquired, and $85.0 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired. Net cash used in investing activities was partially offset by $0.3 million of proceeds from disposal of property, plant and equipment.
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
Financing Activities
Net cash provided by financing activities was $133.7 million for the nine months ended September 30, 2024, consisting of $211.5 million of proceeds from issuance of long-term debt, $16.2 million of contributions from noncontrolling interests, and $23.4 million of proceeds from the transfer of investment tax credits. Net cash provided by financing activities was partially off-set by $94.8 million to repay long-term debt, $1.2 million paid for debt issuance costs, $4.3 million of distributions to noncontrolling interests, $8.1 million of deferred purchase price paid, $5.8 million of contingent consideration paid, and $3.2 million of cash paid to redeem noncontrolling interests.
Net cash provided by financing activities was $264.0 million for the nine months ended September 30, 2023, consisting of $311.6 million of proceeds from issuance of long-term debt and $8.3 million of contributions from noncontrolling interests. Net cash provided by financing activities was partially offset by $41.9 million to repay long-term debt, $3.0 million paid for debt issuance costs, $4.5 million of deferred purchase price paid, $3.2 million of cash paid to redeem redeemable noncontrolling interests, and $3.3 million of distributions to noncontrolling interests.

Critical Accounting Policies and Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our condensed consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2024, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2023 Annual Report on Form 10-K.
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
Based on this evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of September 30, 2024, because of the material weaknesses in our internal control over financial reporting that were disclosed in our 2023 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Credit Agreement, dated as of March 26, 2024, among APA Finance IV, LLC, APA Finance IV Holdings, LLC, Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the lenders party thereto***

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
*Filed herewith
**Furnished herewith
***The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to promptly provide a copy of the omitted schedules and similar attachments on a supplemental basis to the SEC or its staff, if requested.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: November 12, 2024	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Chief Executive Officer

Date: November 12, 2024	By:	/s/ Dustin L. Weber
	Name:	Dustin L. Weber
	Title:	Chief Financial Officer