Form 10-K/A
period 2023-12-31
Altus Power, Inc.
filed 2024-12-06
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, of Altus Power, Inc. (“we,” “us,” “our” and similar terms), which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Original Form 10-K”), is being filed solely to clarify certain disclosures in Part II, Item 7, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and to revise Part IV, Item 15 of the Original Form 10-K to refile the certifications required under Exchange Act Rule 13a-14(a).
Part II, Item 7, MD&A, of the Original Form 10-K has been amended by (1) adding disclosures in the “Pipeline” section of our MD&A (which is immediately prior to the discussion of “Government Regulations, Policies and Incentives” as shown on page 34 of the Original Form 10-K) to define certain terms used therein with respect to our pipeline, and (2) revising the disclosures related to operating revenues, net and cost of operations as shown on pages 39 and 40 of our Original Form 10-K with disclosures below.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Form 10-K has been amended and restated in its entirety, solely to replace Exhibits 31.1 and 31.2 filed therewith, with the enclosed Exhibits 31.3 and 31.4, as the certifications required under Exchange Act Rule 13a-14(a) required to be filed with this Amendment No. 1. This Amendment No. 1 does not amend or otherwise update any other information in the Original Form 10-K, all of which remains unchanged. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K. No other changes are being made by means of this filing.

PART II

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
As discussed in the table below, there are five types of pipeline opportunities for which we’ve identified both the number of megawatts subject to such opportunities and the probability of their completion:

Type of pipeline opportunity and phase	Size, MW	Probability of completion
Development projects
Development solar generating and storage projects - in construction or pre-construction phase (not yet built)	105	High
Development solar generating or storage projects - in contract / in negotiation phase (not yet built)	160	Medium
Operating acquisitions
Acquisitions of operating solar generating and storage projects - in closing phase (existing projects)	106	High
Acquisitions of operating solar generating and storage projects - in negotiation (existing projects)	7	Medium
Development projects and operating acquisitions
Development projects and operating acquisitions - initial engagement phase	Remaining projects	Low
Total pipeline of opportunities	> 1,000
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
The remainder of our pipeline of development projects and operating acquisitions are in the “initial engagement” phase. In both cases, we are in the early stage of sourcing the opportunity and we are actively evaluating and have not yet determined whether they meet our needs or if we can agree on satisfactory terms and, as such, these early stage projects should not be relied upon in the making of investment decisions as there is no certainty that such early stage projects will be consummated in the next twelve months, if at all. Please refer to the “Risk Factors” in the Original Form 10-K.
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

“Capacity Factor” means the amount of electricity that a generating unit produces over a period of time divided by the amount of electricity it could have produced if it had run at full power over that same time period (e.g., in the case of solar energy, if the sun was shining brightly 24 hours a day, seven days a week). In 2023, the capacity factor of our solar generation facilities ranged from 8.3% to 22.7% across each of the states in which we operate, and the weighted average capacity factor of 13.2% across our entire portfolio. The size of our portfolio is approximately 1 gigawatt with the average size of solar facilities of 2 MW, and these facilities are located across 25 different states in our portfolio. Given this, we do not view the Capacity Factor of any one of our solar generation facilities, or the changes in that Capacity Factor due to weather, seasonality or other factors, to be material to our operating revenues.

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

Operating revenues, net increased by $54.0 million, or 53.4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, which is a result of the following:
•An increase in power sales of approximately $41.1 million, driven by a 71% increase in power generation from 455,630 MWh for the year ended December 31, 2022, to 780,943 MWh for the year ended December 31, 2023. The increase in power generated was driven by a 426 MW increase in capacity primarily as a result of the DESRI Acquisition in November 2022 and True Green II Acquisition in February 2023. The overall increase in power generation was partially offset by the decrease of capacity factor by 3.8% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in capacity factor was primarily due to unfavorable weather conditions in Massachusetts and scheduled repairs at several solar facilities in California.
•An increase in solar renewable energy credit revenue of $5.0 million is primarily explained by the increase in the number of SRECs sold from solar facilities acquired as a result of the True Green II Acquisition in February 2023.
•An increase in performance based incentives of $4.7 million is due to the New York State Energy Research & Development Authority performance based incentives received for the development of solar facilities in the State of New York. Solar facilities qualifying for the performance based incentives were acquired through the True Green II Acquisition in February 2023.
•Revenue recognized on contract liabilities in the amount of $3.4 million is related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. Such contracts were assumed by the Company with the associated contract liability as a result of the DESRI acquisition in November 2022. No SRECs were delivered to customers under such contracts for the year ended December 31, 2022.
Cost of operations

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$29,636	$17,532	$12,104	69.0%
Cost of operations increased by 69.0% from $17.5 million for the year ended December 31, 2022, to $29.6 million for the year ended December 31, 2023. The increase is explained by the increase in the Company’s portfolio of operating solar facilities. The weighted average installed capacity of operating solar facilities increased from 379 MW for the year ended December 31, 2022, to 680 MW for the year ended December 31, 2023. The decrease of cost of operations per the weighted average MW of installed capacity was not material.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm for Altus Power, Inc.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.3***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.4***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97*	Altus Power Clawback Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed with the Original Form 10-K.
**	Furnished with the Original Form 10-K.
***	Filed herewith.
+	Exhibit relates to a management contract or other compensatory plan arrangement.
#	The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to promptly provide a copy of the omitted schedules and similar attachments on a supplemental basis to the SEC or its staff, if requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altus Power, Inc.

Date: December 6, 2024	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregg J. Felton	Chief Executive Officer and Director	December 6, 2024
Gregg J. Felton

/s/ Dustin L. Weber	Chief Financial Officer	December 6, 2024
Dustin L. Weber

/s/ Christine R. Detrick	Chairperson of the Board	December 6, 2024
Christine R. Detrick

/s/ Richard N. Peretz	Director	December 6, 2024
Richard N. Peretz

/s/ Richard A. Shapiro	Director	December 6, 2024
Diane D. Brink

/s/ Robert C. Bernard	Director	December 6, 2024
Robert C. Bernard

/s/ Robert M. Horn	Director	December 6, 2024
Robert M. Horn

/s/ Tina C. Reich	Director	December 6, 2024
Tina C. Reich