Form 10-K
period 2024-12-31
Altus Power, Inc.
filed 2025-03-17
CIK 1828723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant at June 28, 2024, the last business day of the Registrant's most recently completed second quarter, was $294,353,035 (based on the closing sales price of the Class A shares on June 28, 2024, of $3.92).

As of March 4, 2025, there were 160,420,894 shares of the registrant's Class A common stock outstanding.

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
We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of over 1 gigawatt (“GW”) of solar PV. We have long-term power purchase agreements (“PPA”) with over 450 enterprise entities and contracts with over 36,000 residential customers which are serviced by over 360 megawatts (“MW”) of community solar projects currently in operation. Our community solar projects are currently serving customers in 9 states. We also participate in numerous solar renewable energy credit (“SREC”) programs throughout the country. We have experienced significant growth in the last fiscal year as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of approximately 100,000 homes, displacing over 800,000 tons of CO2 emissions per annum.
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

We own all of our solar systems; the solar systems which we build are built and installed with equipment sourced from a wide variety of suppliers. We purchase all major components of the systems we construct, including solar modules, inverters, racking systems, transformers, medium voltage equipment, monitoring equipment and balance of system equipment. All of the labor for the construction of these systems is subcontracted under our standard contracts.
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
Recent Developments
On February 5, 2025, Altus Power entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Avenger Parent, Inc., a Delaware corporation (“Parent”), and Avenger Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the terms and conditions set forth therein, Merger Sub will be merged with and into Altus Power (the “Merger”), with Altus Power surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”). Parent and Merger Sub are subsidiaries of TPG Global, LLC through its TPG Rise Climate Transition Infrastructure fund (“TPG”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and by virtue of the Merger, each share of Class A common stock, par value $0.0001 per share, of the Altus Power (“Class A common stock”) that is issued and outstanding immediately prior to the Effective Time, including shares of Class A common stock issued upon conversion of shares of Class B common stock, par value $0.0001 per share, of Altus Power (“Class B common stock” and collectively with the Class A common stock, the “Altus Common Stock”) (other than (i) shares of Altus Common Stock owned directly by Parent, Merger Sub or their subsidiaries immediately prior to the Effective Time or held by Altus Power as treasury stock (which will be automatically canceled for no consideration), (ii) shares of Altus Common Stock as to which statutory rights of appraisal have been properly and validly exercised under Delaware law or (iii) shares of Class A Common Stock contributed to Parent by the Rollover Stockholders (as defined below) prior to the Effective Time), will be automatically canceled and converted into the right to receive an amount in cash equal to $5.00 (as may be adjusted pursuant to the Merger Agreement), payable to the holder thereof, without interest, subject to any required withholding of taxes.
The board of directors has unanimously approved and declared to be in the best interest of the Company and its stockholders, the Merger Agreement and the transactions contemplated thereby, including the Merger, and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special stockholder meeting that will be held on a date to be announced as promptly as reasonably practicable following the customary SEC review process.
The proposed transaction is expected to close in the second quarter of 2025. The consummation of the Merger is subject to customary conditions, including (i) the receipt of required approval by the Company’s stockholders; (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other approvals, clearances or expirations of waiting periods under other antitrust laws; (iii) the receipt of approvals required pursuant to Section 203 of the Federal Power Act and Federal Energy Regulatory Commission regulations; (iv) the absence of any order or injunction prohibiting the consummation of the Merger; (v) the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, in each case, subject to customary qualifications; (vi) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (vii) the receipt of waivers or consents required under the Company’s guaranty agreements with respect to each of the APAF III Term Loan, the APAF IV Term Loan and the APACF II Facility (each, as defined in the Merger Agreement); and (viii) the receipt of closing certificates certifying that the applicable closing conditions have been satisfied. The transaction is not subject to a financing condition. If the Merger is consummated, the Company will cease to be a publicly traded company and will become a wholly owned subsidiary of Parent, and our Class A common stock will be delisted from the NYSE and deregistered pursuant to the Exchange Act.
Additional information about the Merger Agreement and the Merger is set forth in the Company’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 25, 2025, as it may be amended or supplemented from time to time.
Merger with CBRE Acquisition Holdings, Inc.
On December 9, 2021 (the "Closing Date"), CBRE Acquisition Holdings, Inc. ("CBAH"), a special purpose acquisition company, consummated the business combination pursuant to the terms of the business combination agreement entered into on July 12, 2021 (the "Business Combination Agreement"), whereby, among other things, CBAH Merger Sub I, Inc. ("First Merger Sub") merged with and into Altus Power, Inc. (f/k/a Altus Power America, Inc.) ("Legacy Altus") with Legacy Altus continuing as the surviving corporation, and immediately thereafter Legacy Altus merged with and into CBAH Merger Sub II, Inc. ("Second Merger Sub") with Second Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of CBAH (together with the merger with the First Merger sub, the “CBAH Merger”).
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
Our sustainability efforts are organized into the three ESG pillars: Environment, Social, and Governance. We plan to report how we oversee and manage ESG factors in an annual sustainability report. In plan to prepare the report to be in accordance with the Global Reporting Initiative (GRI) standards. We are also members of the United Nations Global Compact and are committed to adhering to its principles-based approach to responsible business.
•Our Environment Pillar focuses on providing clean, affordable energy to our customers; maintaining a robust environmental management program that ensures we protect the environment in the communities where we operate and build; and helping to make our energy infrastructure more resilient and sustainable.
•Our Social Pillar focuses on building a diverse and inclusive work force; ensuring a safety-first workplace through proper training and policies; and engaging with local communities to foster meaningful partnerships, support local development initiatives, and contribute to the well-being and sustainability of the regions where we operate.
•Our Governance Pillar focuses on adhering to the highest standards of corporate governance, ethical business conduct, transparency, honesty, and integrity while developing a strong and resilient company. We believe that strong governance is the foundation on which all resilient and successful companies are built.
All of our actions and each of our ESG pillars are underpinned by the goal of driving the clean energy transition of our customers across the United States.

Our Digital Platform
Altus leverages best in class enterprise software solutions to manage our operations as well as a series of proprietary capture and management tools. Altus utilizes this suite of tools and interfaces to create value for customers with asset performance tracking, analytics, real time data generation and to meet our forecast objectives. Altus' data infrastructure provides it with internally developed systems for optimizing the terms of each renewable energy project transaction in which it engages, based on the requirements of the customer. To assist customers with their ESG goals including decarbonization, Altus has developed a quantitative model to measure a building's greenhouse gas emissions and assess it in the context of global targets.
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
Intellectual Property
We have registered trademarks for “Altus Power” and the Altus Power logo, U.S. Service Mark Registration Numbers 6,764,603 and 6,751,205, respectively. We have filed a trademark application for "Village by Altus Power," U.S. Trademark Application No. 97/748,067 and for "Altus IQ," U.S. Trademark Application No. 98130707. We have filed a patent application for the Simulation of Carbon Emissions, United States Patent Application No. 18/128,096, and intends to file additional patent applications as we continue to innovate through our research and development effort. Altus has registered domain names, including www.altuspower.com. Information contained on or accessible through the website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. Altus does not currently have any issued patents.
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
Government Incentives
Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for SRECs associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.
The Inflation Reduction Act of 2022 (the “IRA”), which was passed in August 2022, substantially changed and expanded existing federal tax benefits for renewable energy. The IRA extended the existing framework for investment tax credits (“ITC”) offered by the federal government under Section 48(a) of the Internal Revenue Code (the "Code") and provided for ITCs under Section 48E of the Code for the installation of certain eligible solar power facilities owned for business purposes. Prior to the IRA, if construction on the facility began before January 1, 2020, the amount of the ITC available was 30%, if construction began during 2020, 2021, or 2022 the amount of the ITC available was 26%, with additional step downs in later years. Projects placed in service before January 1, 2022 are still set at 26%. However, with the enactment of the IRA, solar power facilities installed between 2022 and 2032 will receive a 30% ITC of the cost of installed equipment for ten years so long as the facilities meet wage and apprenticeship requirements or are less than 1 MWac, which will decrease to 26% for solar power facilities installed in 2033 and to 22% for solar power facilities installed in 2034; and for those solar power facilities installed in 2022, the ITC has increased from 22% to 30% if the ITC has not yet been claimed. The prevailing wage rates also must be paid for alteration and repair during the 5 years after a project is placed in service.

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
Pursuant to the IRA, certain ITC projects are eligible for an additional 10% or 20% energy community bonus so long as the facilities meet wage and apprenticeship requirements, and if the facility owner applies for and receives an environmental justice allocation from the Internal Revenue Service (the “IRS”). Solar (and certain related storage) facilities that are less than 5 MWac that are either located in a low-income community or on Indian land, or are part of a qualified low-income residential building project or a qualified low-income economic benefit project qualify. For example, qualified low-income economic benefit projects can receive a 20% bonus if low-income households receive at least one-half of the financial benefits. The IRS provided taxpayers guidance in Notice 2023-18 for determining the requirements for allocation of the ITC bonus. The IRA also included additional incentives, including in relation to stand-alone storage and claiming interconnection costs under the ITC in certain situations, and the ability for ITC recipients to directly transfer such ITCs.
In addition to the incentives at the federal government, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets. While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business.
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
Human Capital Resources
As of December 31, 2024, Altus had 113 employees, all of which were full-time employees. As of December 31, 2024, none of Altus’s employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our employee relations are good.
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

Special Note Regarding Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. All statements, other than statements of present or historical facts, including statements related to the Transaction, such as statements as to the expected timing of the closing of the Transaction; the ability of the parties to complete the Transaction considering the various closing conditions; the expected benefits of the Transaction; the plans, strategies and prospects, both business and financial, of Altus Power; and any assumptions underlying any of the foregoing, are forward-looking statements. These forward-looking statements are based on the Company’s current expectations, estimates and projections regarding, among other things, the expected date of closing of the Transaction and the potential benefits thereof, its business and industry, management’s beliefs and certain assumptions made by the Company, all of which are subject to change. Forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “intend,” “aim,” “plan,” “believe,” “could,” “seek,” “see,” “should,” “will,” “may,” “would,” “might,” “considered,” “potential,” “predict,” “projection,” “estimate,” “forecast,” “continue,” “likely,” “target” or similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. The absence of such terminology does not mean that a statement is not forward-looking. These statements are based on our management’s current expectations and beliefs, as well as a number of assumptions concerning future events.
Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks, uncertainties, assumptions and other important factors include, but are not limited to:
•the possibility that any or all of the various conditions to the completion of the Transaction, including obtaining required stockholder and regulatory approvals, may not be satisfied or waived in a timely manner or at all;
•our ability to successfully integrate into our business and recognize the anticipated benefits of recently completed acquisitions and related transactions and generate profit from their operations;
•the ability of Parent to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Transaction;
•potential litigation relating to the Transaction that could be instituted against Parent, Merger Sub, the Company or their respective directors, managers or officers, including the effects of any outcomes related thereto; (iv) the risk that disruptions from the Transaction may harm the Company’s business, including current plans and operations; (v) the ability of the Company to retain and hire key personnel;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transaction;
•continued availability of capital and financing and rating agency actions; (viii) legislative, regulatory and economic developments affecting the Company’s business;
•general economic and market developments and conditions;
•the possibility that the Transaction may not achieve some or all of any anticipated benefits with respect to the Company’s business and the Transaction may not be completed in accordance with our expected plans or at all;
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
The declining cost of solar panels and the raw materials necessary to manufacture them in the past has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With the increase of solar panel and raw materials prices and because our costs overall may continue to increase, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could increase in the future due to tariffs, including potentially new additive tariffs, the Russia invasion of Ukraine hostilities in the Red Sea, or other factors.
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
As of December 31, 2024, a majority of our solar facilities were in New Jersey, New York, Massachusetts, and California. We have recently expanded our footprint in states such as Maine, North Carolina, and South Carolina, and expect our near-term future growth to occur in states such as Maryland, New York, and New Jersey, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.
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
As of December 31, 2024, we had 113 employees, all of which were full-time employees. We may be unable to implement and maintain an attractive incentive compensation structure in order to attract and retain the right talent. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.
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
As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $523.7 million and $392.8 million, respectively, which begin expiring in varying amounts in 2034 and 2025, respectively, if unused. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.
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
Our business has achieved rapid growth since we launched. Our net revenue was $196.3 million, $155.2 million, and $101.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. However, our results of operations, financial condition and cash flows reflected in our consolidated financial statements may not be indicative of the results that may be achieved in future periods. Consequently, there can be no assurance that we will be able to generate sufficient income to pay our operating expenses and make satisfactory distributions to our shareholders, or any distributions at all.
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
Risks Related to the Merger
On February 5, 2025, Altus Power entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Altus Power, with Altus Power as the Surviving Corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are subsidiaries of TPG.

The Merger, the pendency of the Merger, our failure to consummate the Merger or a significant delay in the consummation of the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock.

We have entered into the Merger Agreement pursuant to which we have agreed to merge with Merger Sub and become a wholly owned subsidiary of Parent. The completion of the Merger is subject to certain closing conditions, including approval of the Merger Agreement by our stockholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. We are subject to a number of risks relating to the announcement and pendency of the Merger, including the following:
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;
•we have incurred and will incur certain significant expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, such as for example legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger and that we will have incurred without realizing the expected benefits of the Merger if the Merger is not consummated;
•we are unable to solicit other acquisition proposals during the pendency of the Merger;

•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, or incurring certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and the pursuit of other opportunities that could have been beneficial to us;
•we may commit significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger;
•we may experience an event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a termination fee or other expenses, including the failure to close the Merger and related transactions by November 5, 2025; and
•we may not achieve some or all of any anticipated benefits of the Merger and related transactions with respect to our business and the Merger and related transactions.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock, particularly to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or our officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our Class A common stock would return to the prices at which our Class A common stock traded prior to the failure of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to approve the Merger, our stockholders will not receive any payment for their shares of our Class A common stock in connection with the Merger. Instead, we will remain a public company, our Class A common stock will continue to be listed and traded on the NYSE and registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we will be required to continue to file periodic reports with the SEC.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Class A common stock;
•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

The Merger is subject to the approval of our stockholders as well as the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

The Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of our Class A common stock entitled to vote in accordance with the DGCL; and (ii) the approval of certain regulatory authorities in the United States, which are not within our control. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without Parent’s consent and to not engage in certain kinds of material transactions prior to closing without Parent’s consent. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors or the decision of our Board of Directors to authorize the termination of the Merger Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business. Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Altus Power. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation. Additionally, these uncertainties could cause customers, suppliers, vendors and others who deal with us to defer decisions concerning working with us, seek to change existing business relationships with Altus Power or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

The pursuit of the Merger may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s written consent, which is not to be unreasonably withheld, conditioned or delayed, while the Merger is pending. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; enter into certain contracts; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; or take certain actions relating to intellectual property of the Company. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to negotiate the terms of the Merger Agreement in response to such proposal before the Company’s board of directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Under the terms of the Merger Agreement, we may be required to pay a termination fee of $60 million to Parent under specified conditions, including, but not limited to, (i) in the event Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board of Directors, (ii) in the event we terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), or (iii)

under certain circumstances, in the event either we or Parent terminates the Merger Agreement because the Merger has not been consummated by November 5, 2025 (as such date may be extended in accordance with the Merger Agreement) and we subsequently enter into a definitive agreement within 12 months after such termination with respect to, and subsequently consummate, an alternative acquisition that was previously disclosed or communicated to the Company’s board of directors.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $60 million to Parent. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent, making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not enjoined, prohibited or made unlawful by any governmental order or any applicable law (whether temporary, preliminary or permanent). As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides for the stockholders of record of the Class A common stock to receive an amount equal to $5.00 per share of Class A common stock, without interest, subject to any applicable withholding taxes, upon the closing of the transactions contemplated by the Merger Agreement. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transaction contemplated by the Merger Agreement.

If the Merger is not consummated on or before November 5, 2025, either the Company or Parent may terminate the Merger Agreement.

Either the Company or Parent may terminate the Merger Agreement if the Merger has not been consummated by November 5, 2025, as such date may be extended pursuant to the terms of the Merger Agreement. This termination right, however, will not be available to a party if that party failed to perform any covenant or obligation under the Merger Agreement and that failure was the principal cause of, or resulted in, the failure to consummate the Merger on or before November 5, 2025. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to be consummated by November 5, 2025 (as may be extended), we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

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
We are subject to the Federal Energy Regulatory Commission ("FERC") rules related to energy generation that are designed to facilitate competition on practically a nationwide basis by providing greater certainty, flexibility and more choices to power customers. We cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond our control. There can be no assurance that we will be able to respond adequately or sufficiently quickly to such rules and developments, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which extends the availability of investment tax credits (“ITCs”) and production tax credits (“PTCs”), created several ITC "bonus credits" to further incentivize various types of solar and storage facilities and allowed ITC and PTC recipients to direclty transfer such credits. Under these new rules, the ITC may be increased by 10 percentage points if it has sufficient "domestic content", by 10 percentage points if it is located in an "energy community", and by 10 or 20 percentage points if it is located in a low-income community and receives an allocation from the Department of Treasury of a portion of the annual "environmental justice solar and wind capacity limitation". The U.S. Department of the Treasury has issued multiple notices or other pieces of guidance for each bonus credit. Our ability to use the domestic content bonus credit will depend in part on the extent we can obtain the necessary information from our equipment suppliers, provide comfort to our financing partners and insurers that we have complied with the burdensome existing guidance, and comply with current and future guidance.We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published Internal Revenue Service (“IRS”) guidance. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which Department of Treasury regulations (“Treasury Regulations”) are forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. Congress, the IRS and Department of Treasury may also modify existing regulations and guidance, possibly with retroactive effect, including potential decreases, early phase-outs, or eliminations of ITCs or if applicable, PTCs. Any of the foregoing items could reduce the amount of ITCs or, if applicable, PTCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs or, if applicable, PTCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Reductions in, eliminations or expirations of or additional application requirements for governmental incentives such as the ITCs or if applicable, PTCs, or their transferability could adversely affect our ability to attract investment partners and lenders and to compete in our industry by increasing our cost of capital.
The absence of net energy metering and related policies to offer competitive pricing to our customers in our current markets, and adverse changes to net energy metering policies, may significantly reduce demand for electricity from our solar energy systems.
Several of the states where we currently serve customers have adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation. In addition to net metering policies, certain of our primary markets, including Massachusetts, New York, New Jersey and Maryland have adopted programs specifically aimed at providing renewable energy benefits to specific customers, such as community solar and low and moderate income customers. Many of these programs are set-up with a finite capacity of MW installed. Historically, regulators in our primary markets have continuously rolled out new incentive programs as the caps on existing programs begin to fill to promote continued investment in renewables in order to meet the goals set forth in their renewable portfolio standards, however the continuous roll-out of such programs is not guaranteed.
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
Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the U.S., governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ costs to use our systems and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.
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
The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. High injury rates could expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry's best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.
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
If our solar service offerings, including our racking systems, PV modules, batteries, inverters, or other products, injured someone, we would be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our solar systems, including our PV modules, batteries, inverters, and other products, may also be subject to recalls due to product malfunctions or defects. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damage that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract customers, thus affecting our growth and financial performance.
A failure to comply with laws and regulations relating to our interactions with current or prospective community solar customers could result in negative publicity, claims, investigations and litigation, and adversely affect our financial performance.
As of December 31, 2024, over 30% of our business operates pursuant to contracts and transactions with residential customers via community solar. We must comply with federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security and warranties. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations, or their interpretation, could affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective community solar customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur additional expenses, which could have an adverse effect on our business, financial condition and results of operations.
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
We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and results of operations, including a potential delisting on the NYSE. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
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
We depend on information systems to process orders, manage inventory, process and bill customers and collect payments from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due to vendors and other creditors. These systems may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware, ransomware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also be affected by breaches of our third-party processors.
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
Risks Relating to Our Financial Statements
If we fail to maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.
We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations.
The Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We are working to maintain all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties, which could lead to a decrease in the market price of our stock. Failure to implement or maintain any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our common stock.
If we are unable to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2024. This assessment includes the disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.
We have remediated material weaknesses in our internal control over financial reporting, which relate to: (a) insufficient qualified personnel, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology.
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
Our directors, executive officers and their affiliates as a group beneficially own approximately 44% of the outstanding shares of our Class A common stock but without giving effect to any conversions of our Alignment Shares. As a result, these stockholders are able to exercise a significant level of influence over all matters requiring stockholder approval, including the election of directors, any amendment of the certificate of incorporation and approval of significant corporate transactions. This influence could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
Our third amended and restated certificate of incorporation and second amended and restated bylaws afford certain rights and powers to the public company board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. We are also subject to Section 203 of the Delaware General Corporation Law, or DGCL, and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of their common stock, and could also affect the price that some investors are willing to pay for the common stock.
Our Alignment Shares have been accounted for as derivative liabilities and have been recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.
We have 796,950 Alignment Shares outstanding, all of which will be held by the Sponsor, certain officers of CBAH (such officers, together with the Sponsor, the "Sponsor Parties") and existing CBAH directors. The Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.2 to this Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the CBAH Merger.
We estimate the fair value of our Alignment Share using a Monte Carlo simulation, which is based on various market inputs (e.g., measurement of our stock price after the consummation of the CBAH Merger).

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
Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, the closure of regional banks which has recently occurred, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate additional sources of liquidity, and we may need to raise additional funds through public or private debt or equity financing in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse change in economic conditions would have a negative impact on our business, results of operations and financial condition and on our ability to generate or raise additional capital on favorable terms, or at all.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Our process for assessing, identifying, and managing material risks from cybersecurity threats alongside other risks is an integral part of our overall risk management system. This process is achieved by implementing specific controls, continuous monitoring, collaborative response plans, and regular reviews. Integration ensures a comprehensive view of risk and facilitates informed decision-making and a proactive approach to risk management. We employ various cybersecurity frameworks to ensure comprehensive protection of our systems and data, such as the NIST Cybersecurity Framework and elements of the CIS Controls Framework. By aligning with these standards and leveraging industry-specific best practices, we create a cybersecurity strategy to address the challenges of the solar power sector. Additionally, our cybersecurity disclosures are designed to align with the SEC’s evolving guidance on cybersecurity risk management, ensuring we remain transparent and proactive in communicating our cyber risk posture.
Regular assessments are conducted to identify potential cybersecurity risks across our organization, ensuring a comprehensive understanding of our risk exposure. To support our capabilities, we engage assessors, consultants, auditors, and other third parties with specialized expertise in cybersecurity. Their assessments cover various aspects of our infrastructure, including penetration testing, vulnerability assessments, and compliance audits, enabling us to strengthen our defenses against current and emerging threats. We also conduct regular company-wide security awareness training and phishing exercises to help our employees stay vigilant against evolving cyber threats. This training is updated at least annually and includes targeted education for higher-risk roles to ensure employees adhere to best practices.
We maintain a formal incident response plan (IRP) and business continuity/disaster recovery (BC/DR) procedures to ensure we can rapidly respond to and recover from cybersecurity incidents. These procedures, which include clear escalation paths and responsibilities in the event of a cybersecurity incident, are tested and updated annually to ensure their effectiveness.
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
Cybersecurity threats have the potential to disrupt our day-to-day operations, compromise sensitive data, and damage our reputation. While we have not experienced any material cybersecurity incidents to date, we acknowledge the potential impact of such threats on our business strategy, operations, and financial status. We also maintain cyber liability insurance coverage to help mitigate potential financial losses arising from certain cyber-related incidents, though it may not extend to all significant events. Additionally, regulatory fines or legal liabilities resulting from data breaches or non-compliance with cybersecurity standards will have a significant financial impact.
The Board of Directors provides supervision of cybersecurity risks to ensure the security of our company's operations. The Board of Directors receives quarterly updates on cybersecurity threats, vulnerabilities, and incidents from management, specifically from the Chief Digital Officer and IT Manager. These updates include information on the prevention, detection, and remediation of cybersecurity incidents, as well as monitoring key performance indicators, such as the effectiveness of security controls and overall cybersecurity posture.
Management plays a critical role in assessing and managing the company's material risks from cybersecurity threats. Cybersecurity efforts are overseen by the Chief Digital Officer, supported by a dedicated team. The Chief Digital Officer has over 20 years of experience in leadership roles in the digital domain at renowned organizations such as Nasdaq and TIAA. Their expertise encompasses a deep understanding of cyber threats, risk management strategies, and regulatory compliance requirements, which positions the Chief Digital Officer to lead the company against evolving cyber-related threats.
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
The following table provides an overview of our solar generating facilities by state as of December 31, 2024:

State	Megawatts installed	Share, percentage
New York	208	19.8%
New Jersey	185	17.7%
Massachusetts	150	14.3%
California	122	11.6%
North Carolina	67	6.4%
Maine	61	5.8%
Minnesota	60	5.7%
South Carolina	42	4.0%
Hawaii	34	3.2%
All others	119	11.5%
Total	1,048	100.0%

Item 3. Legal Proceedings
From time to time, the Company is a party to a number of claims and governmental proceedings which are ordinary, routine matters incidental to its business. In addition, in the ordinary course of business the Company periodically has disputes with vendors and customers. All current pending matters are not expected to have, either individually or in aggregate, a material adverse effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on New York Stock Exchange under the symbol “AMPS."
Holders
As of March 4, 2025, there were approximately 25 holders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Class A common stock are held in the street name by banks, brokers and other nominees.
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

Item 6. [Reserved]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a developer, owner and operator of large-scale roof, ground and carport-based photovoltaic (“PV”) and energy storage systems serving commercial and industrial, public sector and community solar customers. Our mission is to create a clean electrification ecosystem and drive the clean energy transition of our customers across the United States while simultaneously enabling the adoption of corporate environmental, social and governance (“ESG”) targets. In order to achieve our mission, we develop, own and operate a network of solar generation and energy storage facilities. We believe we have the in-house expertise to develop, build and provide operations and maintenance and customer service for our assets. The strength of our platform is enabled by premier sponsorship from The Blackstone Group (“Blackstone”), which provides an efficient capital source and access to a network of portfolio companies, and CBRE Group, Inc. (“CBRE”), which provides direct access to its portfolio of owned and managed commercial and industrial (“C&I”) properties.
We own systems across the United States from Hawaii to Maine. Our portfolio currently consists of over 1 gigawatt (“GW”) of solar PV. We have long-term power purchase agreements (“PPA”) with over 450 enterprise entities and contracts with over 36,000 residential customers which are serviced by over 360 megawatts (“MW”) of community solar projects currently in operation. Our community solar projects are currently serving customers in 9 states. We also participate in numerous solar renewable energy credit (“SREC”) programs throughout the country. We have experienced significant growth in the last fiscal year as a product of organic growth and targeted acquisitions and operate in 25 states, providing clean electricity to our customers equal to the electricity consumption of approximately 100,000 homes, displacing over 800,000 tons of CO2 emissions per annum.
Recent Developments
On February 5, 2025, Altus Power entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Avenger Parent, Inc., a Delaware corporation (“Parent”), and Avenger Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the terms and conditions set forth therein, Merger Sub will be merged with and into Altus Power (the “Merger”), with Altus Power surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”). Parent and Merger Sub are subsidiaries of TPG Global, LLC through its TPG Rise Climate Transition Infrastructure fund (“TPG”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and by virtue of the Merger, each share of Class A common stock, par value $0.0001 per share, of the Altus Power (“Class A common stock”) that is issued and outstanding immediately prior to the Effective Time, including shares of Class A common stock issued upon conversion of shares of Class B common stock, par value $0.0001 per share, of Altus Power (“Class B common stock” and collectively with the Class A common stock, the “Altus Common Stock”) (other than (i) shares of Altus Common Stock owned directly by Parent, Merger Sub or their subsidiaries immediately prior to the Effective Time or held by Altus Power as treasury stock (which will be automatically canceled for no consideration), (ii) shares of Altus Common Stock as to which statutory rights of appraisal have been properly and validly exercised under Delaware law or (iii) shares of Class A Common Stock contributed to Parent by the Rollover Stockholders (as defined below) prior to the Effective Time), will be automatically canceled and converted into the right to receive an amount in cash equal to $5.00 (as may be adjusted pursuant to the Merger Agreement), payable to the holder thereof, without interest, subject to any required withholding of taxes.

The board of directors has unanimously approved and declared to be in the best interest of the Company and its stockholders, the Merger Agreement and the transactions contemplated thereby, including the Merger, and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The stockholders of the Company will be asked to vote on the adoption of the Merger Agreement and the Merger at a special stockholder meeting that will be held on a date to be announced as promptly as reasonably practicable following the customary SEC review process.

The proposed transaction is expected to close in the second quarter of 2025. The consummation of the Merger is subject to customary conditions, including (i) the receipt of required approval by the Company’s stockholders; (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other approvals, clearances or expirations of waiting periods under other antitrust laws; (iii) the receipt of approvals required pursuant to Section 203 of the Federal Power Act and Federal Energy Regulatory Commission regulations; (iv) the absence of any order or injunction prohibiting the consummation of the Merger; (v) the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, in each case, subject to customary qualifications; (vi) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (vii) the receipt of waivers or consents required under the Company’s guaranty agreements with respect to each of the APAF III Term Loan, the APAF IV Term Loan and the APACF II Facility (each, as defined in the Merger Agreement); and (viii) the receipt of closing certificates certifying that the applicable closing conditions have been satisfied. The transaction is not subject to a financing condition. If the Merger is consummated, the Company will cease to be a publicly traded company and will become a wholly owned subsidiary of Parent, and our Class A common stock will be delisted from the NYSE and deregistered pursuant to the Exchange Act.

Additional information about the Merger Agreement and the Merger is set forth in the Company’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 25, 2025, as it may be amended or supplemented from time to time.

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
Key Factors Affecting Our Performance
Our results of operations and our ability to grow our business overtime could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See “Risk Factors” elsewhere in this Report for further discussion of risks affecting our business. We believe the factors discussed below are key to our success.
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
•Long-term Revenue Contracts: Our C&I solar generation contracts have a typical length of 20 years or longer, creating long-term relationships with customers that allow us to cross-sell additional current and future products and services. The weighted-average remaining life of our current contracts is approximately 15 years. These long-term contracts are either structured at a fixed rate, often with an escalator, or floating rate pegged at a discount to the prevailing local utility rates. We refer to these latter contracts as variable rate, and as of December 31, 2024, these variable rate contracts make up approximately 55% of our current installed portfolio. During the year ended December 31, 2024, overall utility rates have been increasing in states where we have projects under variable rate contracts, but there can be no guarantee that they will continue to do so. The realization of solar power price increases varies depending on region, utility and terms of revenue contract, but generally, we would benefit from such increases in the future as inflationary pressures persist.
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
Projects originated by our channel partners which we then develop, engineer and construct benefit from a shorter time from agreed terms to revenues, typically 6 to 9 months based on our historical experience. Projects that we are originating ourselves and self-developing, such as those with a lead from CBRE or Blackstone, would historically take 12 to 15 months from agreed terms to bring to commercial operation. Given the supply chain challenges and permitting and interconnection delays described above, as of December 31, 2024, these historical timelines are currently pushed out by approximately 3 to 6 months.
Seasonality
The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because of shorter daylight hours in winter months and poor weather conditions due to rain or snow results in less irradiation, the output of solar energy systems will vary depending on the season and the overall weather conditions in a year. Historically, sales of energy generated from our solar energy systems have contributed on average approximately 18% to 20% of our annual revenues during the first quarter, 25% to 29% during the second quarter, 29% to 31% during the third quarter, and 22% to 26% during the fourth quarter. While we expect seasonal variability to occur, the geographic diversity in our assets helps to mitigate our aggregate seasonal variability.
Another aspect of seasonality relates to our construction program, which is more productive during warmer weather months and generally results in project completion during fourth quarter. This is particularly relevant for our projects under construction in colder climates like the Northeast.
Pipeline
As of December 31, 2024, our pipeline of opportunities totaled over one gigawatt and is comprised of a mix of (i) development projects for solar generating and storage projects that are not yet built, which primarily consist of those we are looking to acquire from the current owner of such project and (ii) existing solar generating and storage projects currently in operation that we are looking to acquire from the current owner of the facilities. As an independent solar power producer, we are not regularly engaged in our own early stage development of solar generating and storage projects and generally prefer to source opportunities from our early stage channel partners, viewing those as a more productive and efficient way to grow our business.
Our pipeline is dynamic with new opportunities being evaluated by our team each quarter as possible candidates to be included in the pipeline. Also, during the quarter, we evaluate our existing pipeline opportunities and may determine that certain pipeline opportunities no longer meet our needs. Upon such a determination, those pipeline opportunities would then be excluded from the pipeline. As a result, our pipeline changes regularly and is very fluid. Given the number of potential pipeline opportunities and the confidential nature of such opportunities, we do not identify these opportunities specifically and thus it is difficult to show when a project might have been added or removed from our pipeline and at what phase.
As discussed in the table below, there are five types of pipeline opportunities for which we’ve identified both the number of megawatts subject to such opportunities and the probability of their completion:

Type of Pipeline Opportunity and Phase	Size, MW	Probability of completion
Development projects
Development solar generating and storage projects - in construction or pre-construction phase (not yet built)	129	High
Development solar generating or storage projects - in contract / in negotiation phase (not yet built)	221	Medium
Operating acquisitions
Acquisitions of operating solar generating and storage projects - in closing phase (existing projects)	71	High
Acquisitions of operating solar generating and storage projects - in negotiation (existing projects)	115	Medium
Development projects and operating acquisitions
Development projects and operating acquisitions - initial engagement phase	Remaining projects	Low
Total pipeline of opportunities	> 1,000
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
The remainder of our pipeline of development projects and operating acquisitions are in the “initial engagement” phase. In both cases, we are in the early stage of sourcing the opportunity and we are actively evaluating and have not yet determined whether they meet our needs or if we can agree on satisfactory terms and, as such, these early stage projects should not be relied upon in the making of investment decisions as there is no certainty that such early stage projects will be consummated in the next twelve months, if at all. Please refer to the “Risk Factors” elsewhere in this Report.
Government Regulations, Policies and Incentives
Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These incentives come in various forms, including net metering, eligibility for accelerated depreciation such as modified accelerated cost recovery system, solar renewable energy credits, tax abatements, rebate and renewable target incentive programs and tax credits, particularly the Section 48(a) and Section 48E investment tax credits ("ITC"). We are a party to a variety of agreements under which we may be obligated to indemnify the counterparty with respect to certain matters. Typically, these obligations arise in connection with contracts and tax equity partnership arrangements, under which we customarily agree to hold the other party harmless against losses arising from a breach of warranties, representations, and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax matters including indemnification to customers and tax equity investors regarding Commercial ITCs. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of solar distributed to us and our customers in applicable markets, which could reduce our growth opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.
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

	As of December 31,		Change
	2024	2023	$	%
Megawatts installed	1,048	896	152	17%
Cumulative megawatts installed increased from 896 MW as of December 31, 2023, to 1,048 MW as of December 31, 2024, a 17% increase.
The following table provides an overview of megawatts installed by state as of December 31, 2024:

State	Megawatts installed	Share, percentage
New York	208	19.8%
New Jersey	185	17.7%
Massachusetts	150	14.3%
California	122	11.6%
North Carolina	67	6.4%
Maine	61	5.8%
Minnesota	60	5.7%
South Carolina	42	4.0%
Hawaii	34	3.2%
All others	119	11.5%
Total	1,048	100.0%

“Capacity Factor” means the amount of electricity that a generating unit produces over a period of time divided by the amount of electricity it could have produced if it had run at full power over that same time period (e.g., in the case of solar energy, if the sun was shining brightly 24 hours a day, seven days a week). For the year ended December 31, 2024, the capacity factor of our solar generating facilities ranged from 8.0% to 24.3% across each of the states in which we operate and the weighted average capacity across our entire portfolio was 13.4%. The size of our portfolio is approximately 1 GW with an average size of solar facilities of approximately 2 MW, and these facilities are located across 25 different states in our portfolio. Given this, we do not view the Capacity Factor of any one of our solar generating facilities, or the change in that Capacity Factor due to weather, seasonality or other factors, to be material to our operating revenues.
Megawatt Hours Generated
Megawatt hours (“MWh”) generated represents the output of solar energy systems from operating solar energy systems. MWh generated relative to nameplate capacity can vary depending on multiple factors such as design, equipment, location, weather and overall system performance. Megawatt hours generated excludes the output of solar energy systems under the master lease agreement with Vitol, as described in Note 6, "Acquisitions," to our consolidated financial statements included elsewhere in this Report.

	As of December 31,		Change
	2024	2023	$	%
Megawatt hours generated	1,080,906	780,943	299,963	38%
Megawatt hours generated increased from 780,943 MWh for the year ended December 31, 2023, to 1,080,906 MWh for the year ended December 31, 2024, a 38% increase.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income plus net interest expense, depreciation, amortization and accretion expense, income tax expense or benefit, acquisition and entity formation costs, stock-based compensation expense or benefit, and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, gain or loss on fair value remeasurement of contingent consideration, gain or loss on disposal of property, plant and equipment, change in fair value of Alignment Shares liability, loss on extinguishment of debt, CEO transition costs (see Note 14, "Related Party Transactions," to our audited consolidated financial statements included elsewhere in this Form 10-K for further details), and other miscellaneous items of other income and expenses.
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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net (loss) income	$(10,667)	$(25,973)	$52,167
Income tax expense (benefit)	14,244	(683)	1,076
Interest expense, net	69,206	47,486	22,162
Depreciation, amortization and accretion expense	68,917	53,627	29,600
Stock-based compensation expense	9,213	14,984	9,404
Acquisition and entity formation costs	3,665	4,508	3,629
(Gain) loss on fair value remeasurement of contingent consideration, net	(2,379)	2,207	79
Loss (gain) on disposal of property, plant and equipment	443	649	(2,222)
Change in fair value of redeemable warrant liability	—	—	5,647
Change in fair value of Alignment Shares liability	(41,023)	(5,632)	(61,314)
Loss on extinguishment of debt, net	—	116	2,303
Other (income) expense, net	(2,201)	1,784	(3,926)
CEO transition costs	2,203	—	—
Adjusted EBITDA	$111,621	$93,073	$58,605

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Reconciliation of Adjusted EBITDA Margin:
Adjusted EBITDA	111,621	93,073	58,605
Operating revenues, net	196,265	155,162	101,163
Adjusted EBITDA margin	57%	60%	58%

Components of Results of Operations
The Company derives its operating revenues principally from power purchase agreements, net metering credit agreements (“NMCA”), solar renewable energy credits, and performance based incentives.
Power sales under PPAs. A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to the terms of PPAs. The Company’s PPAs typically have fixed or floating rates and are generally invoiced monthly. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. As of December 31, 2024, PPAs have a weighted-average remaining life of 11 years.
Power sales under net metering credit agreements. A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. As of December 31, 2024, NMCAs have a weighted-average remaining life of 18 years.
SREC revenue. The Company applies for and receives SRECs in certain jurisdictions for power generated by the solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs and therefore, they do not receive an allocation of costs upon generation. The majority of individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The Company typically sells SRECs to different customers from those purchasing energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
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
Rental income. Rental income is primarily derived from the master lease agreement with Vitol (as described in Note 6, "Acquisitions," to our audited consolidated financial statements included elsewhere in this Report) as well as long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with the production of solar facilities, which are recognized as rental income in the period the energy is delivered.
Performance based incentives. Many state governments, utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a renewable energy facility. Up-front rebates provide funds based on the cost, size or expected production of a renewable energy facility. Performance based incentives provide cash payments to a system owner based on the energy generated by its renewable energy facility during a pre-determined period, and they are paid over that time period. The Company recognizes revenue from state and utility incentives at the point in which they are earned.
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
Cost of operations (Exclusive of depreciation and amortization). Cost of operations primarily consists of operations and maintenance expense, site lease expense, insurance premiums, property taxes and other miscellaneous costs associated with the operations of solar energy facilities. Altus Power expects its cost of operations to continue to grow in conjunction with its business growth. These costs as a percentage of revenue will decrease over time, offsetting efficiencies and economies of scale with inflationary increases in certain costs.
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
Altus Power expects increased general and administrative expenses as it continues to grow its business but to decrease over time as a percentage of revenue. Altus Power also expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Further, Altus Power expects to incur higher expenses for investor relations, accounting advisory, directors' and officers’ insurance, and other professional services.
Depreciation, amortization and accretion expense. Depreciation expense represents depreciation on solar energy systems that have been placed in service. Depreciation expense is computed using the straight-line composite method over the estimated useful lives of assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the remaining term of the lease. Amortization includes third party costs necessary to acquire PPA and NMCA customers, value ascribed to in-place leases, and favorable and unfavorable rate revenues contracts. Value ascribed to in-place leases is amortized using the straight-line method ratably over the term of the individual site leases. Third party costs necessary to acquire PPAs and NMCA customers are amortized using the straight-line method ratably over 15-25 years based upon the term of the customer contract. Estimated fair value allocated to the favorable and unfavorable rate PPAs and SREC agreements are amortized using the straight-line method over the remaining non-cancelable terms of the respective agreements. Accretion expense includes overtime increase of asset retirement obligations associated with solar energy facilities.
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
Stock-based compensation expense. Stock-based compensation expense is recognized for awards granted under the Legacy Incentive Plans and Incentive Plan, as defined in Note 17, "Stock-Based Compensation," to our audited consolidated financial statements included elsewhere in this Report.
Change in fair value of redeemable warrant liability. In connection with our business combination with CBRE Acquisition Holdings, Inc. as described in Note 1, “General,” to our audited consolidated annual financial statements included elsewhere in this Report (the "CBAH Merger"), the Company assumed a redeemable warrant liability composed of publicly listed warrants (the "Redeemable Warrants") and warrants issued to CBRE Acquisition Sponsor, LLC in the private placement. In October 2022, the Company redeemed all outstanding Redeemable Warrants. The redeemable warrant liability was remeasured through the date all outstanding Redeemable Warrants were redeemed, and the resulting loss was included in the consolidated statements of operations.
Change in fair value of Alignment Shares liability. Alignment Shares represent Class B common stock of the Company which were issued in connection with the CBAH Merger. Class B common stock, par value $0.0001 per share ("Alignment Shares") are accounted for as liability-classified derivatives, which were remeasured as of December 31, 2024, and the resulting gain was included in the consolidated statements of operations. The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation valuation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rates.
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
Income tax expense and benefit. We account for income taxes under ASC 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a partial valuation allowance on our deferred federal and state tax assets because we believe it is more likely than not that a portion of our deferred federal and state tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on an annual basis.
Net income and loss attributable to noncontrolling interests and redeemable noncontrolling interests. Net income and loss attributable to noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net income or loss of certain consolidated subsidiaries based on Hypothetical Liquidation at Book Value.

Results of Operations – Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Operating revenues, net	$196,265	$155,162	$41,103	26.5%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	46,092	29,636	16,456	55.5%
General and administrative	40,755	32,453	8,302	25.6%
Depreciation, amortization and accretion expense	68,917	53,627	15,290	28.5%
Acquisition and entity formation costs	3,665	4,508	(843)	(18.7)%
(Gain) loss on fair value remeasurement of contingent consideration, net	(2,379)	2,207	(4,586)	(207.8)%
Loss on disposal of property, plant and equipment	443	649	(206)	(31.7)%
Stock-based compensation expense	9,213	14,984	(5,771)	(38.5)%
Total operating expenses	$166,706	$138,064	$28,642	20.7%
Operating income	29,559	17,098	12,461	72.9%
Other (income) expenses
Change in fair value of Alignment Shares liability	(41,023)	(5,632)	(35,391)	*
Other (income) expense, net	(2,201)	1,784	(3,985)	(223.4)%
Interest expense, net	69,206	47,486	21,720	45.7%
Loss on extinguishment of debt, net	—	116	(116)	(100.0)%
Total other expense	$25,982	$43,754	$(17,772)	(40.6)%
Income (loss) before income tax expense	$3,577	$(26,656)	30,233	(113.4)%
Income tax (expense) benefit	(14,244)	683	(14,927)	*
Net (loss) income	$(10,667)	$(25,973)	$15,306	(58.9)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,990)	(16,618)	4,628	(27.8)%
Net income (loss) attributable to Altus Power, Inc.	$1,323	$(9,355)	$10,678	(114.1)%
Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.06)	$0.07	(116.7)%
Diluted	$0.01	$(0.06)	$0.07	(116.7)%
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	159,730,462	158,699,959	1,030,503	0.6%
Diluted	160,678,673	158,699,959	1,978,714	1.2%
* Percentage is not meaningful

Operating revenues, net

	For the Year Ended December 31,		Change
	2024	2023	Change	%
	(in thousands)
Power sales under PPAs	$66,578	$53,516	$13,062	24.4%
Power sales under NMCAs	58,135	42,006	16,129	38.4%
Power sales on wholesale markets	2,136	1,756	380	21.6%
Total revenue from power sales	126,849	97,278	29,571	30.4%
Solar renewable energy credit revenue	48,198	45,542	2,656	5.8%
Rental income	11,271	2,784	8,487	*
Performance based incentives	7,274	6,155	1,119	18.2%
Revenue recognized on contract liabilities	2,673	3,403	(730)	(21.5)%
Total	$196,265	$155,162	$41,103	26.5%

Operating revenues, net increased by $41.1 million, or 26.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, which is primarily a result of the following:
•An increase in power sales of approximately $29.6 million, driven by a 38.4% increase in power generation from 780,943 MWh for year ended December 31, 2023, to 1,080,906 MWh for year ended December 31, 2024. The increase in power generated was driven by a 241 MW increase in weighted average installed capacity primarily as a result of the Vitol, Caldera, and Marshall Street acquisitions (as defined in Note 6, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Report), as well as other solar facilities acquired and placed in service by the Company after December 31, 2023.
•An increase in solar renewable energy credits revenue of $2.7 million is primarily explained by the increase in the number of SRECs sold from solar facilities acquired and placed in service subsequent to December 31, 2023.
•An increase in rental income of $8.5 million is primarily due to the Vitol Acquisition in January 2024 and lease of certain solar facilities back to Vitol.
•An increase in performance based incentives of $1.1 million is primarily due to New York State Energy Research & Development Authority (“NYSERDA”) performance based incentives received for the development of solar facilities in the state of New York. During the year ended December 31, 2024, the Company was awarded $6.0 million of performance based incentives as compared to $3.7 million during the year ended December 31, 2023.
Cost of operations

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of operations (exclusive of depreciation and amortization shown separately below)	$46,092	$29,636	$16,456	55.5%
Cost of operations increased by $16.5 million, or 55.5%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in the Company’s portfolio of operating solar facilities from 679 MW weighted average installed capacity for year ended December 31, 2023, to 979 MW for year ended December 31, 2024, contributed $13.1 million to cost of operations. The remaining change of $3.3 million is due to the increase in various components of the cost of operations.
General and administrative

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$40,755	$32,453	$8,302	25.6%

General and administrative expense increased by $8.3 million, or 25.6%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increase in general personnel costs resulting from increased headcount in multiple job functions.
Depreciation, amortization and accretion expense

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Depreciation, amortization and accretion expense	$68,917	$53,627	$15,290	28.5%
Depreciation, amortization and accretion expense increased by $15.3 million, or 28.5%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the increased number of operating solar energy facilities in our portfolio.

Acquisition and entity formation costs

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Acquisition and entity formation costs	$3,665	$4,508	$(843)	(18.7)%
Acquisition and entity formation decreased by $0.8 million, or 18.7%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to costs associated with the True Green II Acquisition and the Caldera Acquisition (as defined in Note 6, “Acquisitions,” to our audited consolidated annual financial statements included elsewhere in this Report) completed during the year ended December 31, 2023.
(Gain) loss on fair value remeasurement of contingent consideration

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
(Gain) loss on fair value remeasurement of contingent consideration	$(2,379)	$2,207	$(4,586)	(207.8)%
Gain or loss on fair value remeasurement of contingent consideration is primarily associated with the True Green II Acquisition, the Caldera Acquisition, and the Solar Acquisition (as defined in Note 9, “Fair Value Measurements,” to our audited consolidated financial statements included elsewhere in this Report) completed on February 15, 2023. A gain or loss on fair value remeasurement was recorded for the years ended December 31, 2024 and 2023, due to changes in the values of significant assumptions used in the measurement of fair value.
Loss on disposal of property, plant and equipment

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Loss on disposal of property, plant and equipment	$443	$649	$(206)	(31.7)%
Loss on disposal of property, plant and equipment is associated with the disposal of land and solar facilities that occurred during the years ended December 31, 2024 and 2023, respectively (refer to Note 4, "Property, Plant and Equipment," to our audited consolidated financial statements included elsewhere in this Report for further details). The gain or loss was calculated as the difference between the consideration received and the carrying value of the disposed asset.
Stock-based compensation expense

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Stock-based compensation expense	$9,213	$14,984	$(5,771)	(38.5)%
Stock-based compensation expense decreased by $5.8 million, or 38.5%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to restricted stock units granted under the Incentive Plan (as defined in Note 17, “Stock-based compensation,” to our audited consolidated financial statements included elsewhere in this Report). Stock-based compensation expense during the year ended December 31, 2024, was offset by the reversal of expense in connection with the resignation of Lars Norell as Co-Chief Executive Officer and director of the Company on April 28, 2024. Refer to Note 14, "Related Party Transactions," to our audited consolidated financial statements included elsewhere in this Report for further details.
Change in fair value of Alignment Shares liability

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(41,023)	$(5,632)	$(35,391)	*

* Percentage is not meaningful
In connection with the CBAH Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of December 31, 2024 and 2023, and the resulting gain was included in the consolidated statements of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
Other (income) expense, net

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Other (income) expense, net	$(2,201)	$1,784	$(3,985)	(223.4)%
Other income was $2.2 million during the year ended December 31, 2024, primarily consisting of interest income of $2.4 million, as well as other miscellaneous income and expense items. Other expense was $1.8 million for the year ended December 31, 2023, primarily consisting of debt modification fees of $2.2 million, partially offset by interest income of $1.2 million, as well as other miscellaneous income and expense items.
Interest expense, net

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$69,206	$47,486	$21,720	45.7%
Interest expense increased by $21.7 million, or 45.7%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the increase of outstanding debt held by the Company. Additionally, the Company recognized an unrealized gain on interest rate swaps of $2.2 million during the year ended December 31, 2024, as compared to an unrealized loss on interest rate swaps of $1.2 million during the year ended December 31, 2023.
Loss on extinguishment of debt, net

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Loss on extinguishment of debt, net	$—	$116	$(116)	(100.0)%
Loss on extinguishment of debt recognized by the Company during the year ended December 31, 2023, was associated with an amendment to the APAF III Term Loan (as defined in Note 8, "Debt," to our audited consolidated financial statements included elsewhere in this Report), partially offset by a gain associated with extinguishing certain financing obligations recognized in failed sale leaseback transactions. No loss on extinguishment of debt was recorded during the year ended December 31, 2024.
Income tax (expense) benefit

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Income tax (expense) benefit	$(14,244)	$683	$(14,927)	*
* Percentage is not meaningful
For the year ended December 31, 2024, the Company recorded an income tax expense of $14.2 million in relation to a pretax income of $3.6 million, which resulted in an effective income tax rate of 398.2%. The effective income tax rate was primarily impacted by $21.8 million of income tax expense related to valuation allowances, $8.6 million of income tax benefit related to fair value remeasurement of Alignment Shares liability, $2.5 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $1.7 million of tax benefit related to deferred rate change, $1.6 million of state income tax benefit, $1.5 million of tax expense related to other deferred items, $0.7 million of income tax benefit related to investment tax credits, and $0.3 million of tax expense associated with nondeductible compensation.

For the year ended December 31, 2023, the Company recorded an income tax benefit of $0.7 million in relation to a pretax loss of $26.7 million, which resulted in an effective income tax rate of 2.6%. The effective income tax rate was primarily impacted by $3.5 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, $2.5 million of tax expense associated with nondeductible compensation, $1.2 million of income tax benefit related to fair value remeasurement of Alignment Shares liability, $0.3 million of income tax benefit related to investment tax credits, and $0.2 million state income tax expense.
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	For the Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(11,990)	$(16,618)	$4,628	(27.8)%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests was $12.0 million and $16.6 million during the years ended December 31, 2024 and 2023, respectively. The overall decrease in attributable loss was primarily due to changes in funding provided by a tax equity investor and reduced recapture periods for investment tax credits. Overall loss was partially offset by acquisitions of tax equity partnerships with non-controlling interests, changes in income and loss allocations in accordance with agreements, and new assets being placed in service.

Results of Operations – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Operating revenues, net	$155,162	$101,163	$53,999	53.4%
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	29,636	17,532	12,104	69.0%
General and administrative	32,453	25,026	7,427	29.7%
Depreciation, amortization and accretion expense	53,627	29,600	24,027	81.2%
Acquisition and entity formation costs	4,508	3,629	879	24.2%
Loss on fair value remeasurement of contingent consideration, net	2,207	79	2,128	*
Loss (gain) on disposal of property, plant and equipment	649	(2,222)	2,871	(129.2)%
Stock-based compensation expense	14,984	9,404	5,580	59.3%
Total operating expenses	$138,064	$83,048	$55,016	66.2%
Operating income	17,098	18,115	(1,017)	(5.6)%
Other (income) expenses
Change in fair value of redeemable warrant liability	—	5,647	(5,647)	(100.0)%
Change in fair value of Alignment Shares liability	(5,632)	(61,314)	55,682	(90.8)%
Other expense (income), net	1,784	(3,926)	5,710	(145.4)%
Interest expense, net	47,486	22,162	25,324	114.3%
Loss on extinguishment of debt, net	116	2,303	(2,187)	(95.0)%
Total other expense (income), net	$43,754	$(35,128)	$78,882	(224.6)%
(Loss) income before income tax expense	$(26,656)	$53,243	(79,899)	(150.1)%
Income tax benefit (expense)	683	(1,076)	1,759	(163.5)%
Net (loss) income	$(25,973)	$52,167	$(78,140)	(149.8)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(16,618)	(3,270)	(13,348)	*
Net (loss) income attributable to Altus Power, Inc.	$(9,355)	$55,437	$(64,792)	(116.9)%
Net (loss) income per share attributable to common stockholders
Basic	$(0.06)	$0.36	$(0.42)	(116.7)%
Diluted	$(0.06)	$0.35	$(0.41)	(117.1)%
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	158,699,959	154,648,788	4,051,171	2.6%
Diluted	158,699,959	155,708,993	2,990,966	1.9%
* Percentage is not meaningful

Operating revenues, net

	For the Year Ended December 31,		Change
	2023	2022	Change	%
	(in thousands)
Power sales under PPAs	$53,516	$24,906	$28,610	114.9%
Power sales under NMCAs	42,006	27,162	14,844	54.6%
Power sales on wholesale markets	1,756	4,146	(2,390)	(57.6)%
Total revenue from power sales	97,278	56,214	41,064	73.0%
Solar renewable energy credit revenue	45,542	40,502	5,040	12.4%
Rental income	2,784	3,038	(254)	(8.4)%
Performance based incentives	6,155	1,409	4,746	*
Revenue recognized on contract liabilities	3,403	—	3,403	100.0%
Total	$155,162	$101,163	$53,999	53.4%

Operating revenues, net increased by $54.0 million, or 53.4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, which is primarily a result of the following:
•An increase in power sales of $41.1 million, driven by a 71% increase in power generation from 455,630 MWh for the year ended December 31, 2022, to 780,943 MWh for the year ended December 31, 2023. The increase in power generated was driven by a 426 MW increase in capacity primarily as a result of the DESRI Acquisition in November 2022 and True Green II Acquisition in February 2023. The overall increase in power generation was partially offset by a decrease in capacity factor by 3.8% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in capacity factor was primarily due to unfavorable weather conditions in Massachusetts and scheduled repairs at several solar facilities in California.
•An increase in solar renewable credits revenue of $5.0 million is primarily explained by the increase in the number of SRECs sold from solar facilities acquired as a result of the True Green II Acquisition in February 2023.
•An increase in performance based incentives of $4.7 million is due to the NYSERDA performance based incentives received for the development of solar facilities in the State of New York. Solar facilities qualifying for the performance based incentives were acquired through the True Green II Acquisition in February 2023.
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
Stock-based compensation expense

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Stock-based compensation expense	$14,984	$9,404	$5,580	59.3%
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
In connection with the CBAH Merger, the Company assumed a redeemable warrant liability. As discussed in Note 9, "Fair Value Measurements," to our audited consolidated financial statements included elsewhere in this Report, all outstanding warrants were redeemed on October 17, 2022, thus no gain or loss on remeasurement of redeemable warrant liability was recognized for the year ended December 31, 2023.
Change in fair value of Alignment Shares liability

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Change in fair value of Alignment Shares liability	$(5,632)	$(61,314)	$55,682	(90.8)%
In connection with the CBAH Merger, the Company assumed a liability related to Alignment Shares, which was remeasured as of December 31, 2023 and 2022, and the resulting gain was included in the consolidated statements of operations. The gain was primarily driven by the decrease in the Company's stock price during each period.
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
For the year ended December 31, 2022, the Company recorded an income tax expense of $1.1 million in relation to a pretax income of $53.2 million, which resulted in an effective income tax rate of 2.0%. The effective income tax rate was primarily impacted by $11.7 million of income tax benefit related to fair value remeasurement of redeemable warrants and Alignment Shares liabilities, $1.6 million of tax expense associated with nondeductible compensation, $0.7 million of income tax expense from net losses attributable to noncontrolling interests and redeemable noncontrolling interests, and $0.7 million of income tax benefit on transaction costs associated with the CBAH Merger return to provision adjustment.
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests

	For the Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(16,618)	$(3,270)	$(13,348)	*
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
Liquidity and Capital Resources
As of December 31, 2024, the Company had total cash and restricted cash of $123.4 million. For a discussion of our restricted cash, see Note 2, “Significant Accounting Policies, Cash, Cash Equivalents, and Restricted Cash,” to our audited consolidated annual financial statements included elsewhere in this Report.
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
Contractual Obligations and Commitments
We enter into service agreements in the normal course of business. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly, to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. As of December 31, 2024, we do not expect to cancel these agreements.

The Company has operating leases for land and buildings and has contractual commitments to make payments in accordance with site lease agreements.
Off-Balance Sheet Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of December 31, 2024 and 2023, the Company had outstanding letters of credit and surety bonds totaling $60.4 million and $60.1 million, respectively. Our outstanding letters of credit are primarily used to fund the debt service reserve account associated with our term loans. We believe the Company will fulfill the obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of our Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on dated April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the year ended December 31, 2024, no shares of common stock were sold through the ATM equity program. Any issuances under the ATM are subject to approval of the Board.
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
As of December 31, 2024, the outstanding principal balance of the APAF Term Loan was $462.0 million less unamortized debt discount and loan issuance costs totaling $5.9 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAF Term Loan.
APAF II Term Loan
On December 23, 2022, APA Finance II, LLC (“APAF II”), a wholly owned subsidiary of the Company, entered into a $125.7 million term loan facility (the “APAF II Term Loan”) with KeyBank National Association ("KeyBank") and The Huntington Bank ("Huntington") as lenders. The proceeds of the APAF II Term Loan were used to repay the outstanding amounts under certain project-level loans. The APAF II Term Loan matures on December 23, 2027, and has a variable interest rate based on Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.475%. Simultaneously with entering into the Term Loan, the Company entered into interest rate swaps for 100% of the amount of debt outstanding, which effectively fixed the interest rate at 4.885% (see Note 9, "Fair Value Measurements," to our audited consolidated annual financial statements included elsewhere in this Report for further details). The APAF II Term Loan is secured by membership interests in the Company's subsidiaries.
As of December 31, 2024, the outstanding principal balance of the APAF II Term Loan was $102.5 million, less unamortized debt issuance costs of $1.6 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
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
On June 15, 2023 and July 21, 2023, the Company amended the APAF III Term Loan to add $47.0 million and $28.0 million of additional borrowings, respectively, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility (as defined below), and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million and $0.2 million of issuance costs, respectively, and $1.5 million and $1.1 million of issuance discounts, respectively, which have been deferred and will be recognized as interest expense through June 30, 2033.
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
As of December 31, 2024, the outstanding principal balance of the APAF III Term Loan was $414.6 million, less unamortized debt issuance costs and discount of $12.9 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAF IV Term Loan
On March 26, 2024, the Company, through its subsidiaries, APA Finance IV, LLC (the “APAF IV Borrower”) and APA Finance IV Holdings, LLC, has entered into a new term loan facility under the terms of a credit agreement among the APAF IV Borrower, APA Finance IV Holdings, LLC, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF IV Term Loan”).
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
As of December 31, 2024, the outstanding principal balance of the APAF IV Term Loan was $100.0 million, less unamortized debt issuance costs of $1.5 million. As of December 31, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
APAGH Term Loan
On December 27, 2023, APA Generation Holdings, LLC (“APAGH” or the “APAGH Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “APAGH Term Loan”) with an affiliate of Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board, as "Lenders." The total commitment under the credit agreement is $100.0 million. The Company can also allow for the funding of additional incremental loans in an amount not to exceed $100.0 million over the term of the credit agreement at the discretion of the Lenders. Subject to certain exceptions, the APAGH Borrower’s obligations to the Lenders are secured by the assets of the APAGH Borrower, its parent, Altus Power, LLC and the Company and are further guaranteed by Altus Power, LLC and the Company.

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
As of December 31, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $3.3 million. As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAGH Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the “APAG Revolver”). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of December 31, 2024 and 2023, amounts outstanding under the APAG Revolver were $35.0 million and $65.0 million, respectively. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAG Revolver.
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
During the year ended December 31, 2024, the Company borrowed $166.8 million and repaid $31.9 million under the APACF II Facility. In conjunction with the borrowings, the Company incurred $1.1 million of issuance costs which have been deferred and will be recognized as interest expense through the maturity date of each draw, as well as $0.4 million of issuance costs which are included in Other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2024.
During the year ended December 31, 2024, the Company capitalized $5.4 million of interest expense incurred under the APACF II Facility, which is included in property, plant and equipment, net in the consolidated balance sheets as of December 31, 2024.
As of December 31, 2024, the outstanding principal balance of the APACF II Facility was $134.9 million, less unamortized debt issuance costs of $0.7 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of December 31, 2024, the Company was in compliance with all covenants under the APACF II Facility.
Other Term Loans - Construction to Term Loan Facility
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction to Term Loan Facility”). The Construction to Term Loan Facility included a construction loan commitment of $187.5 million, which expired on January 10, 2023. The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. On June 15, 2023, the Company repaid all outstanding term loans of $15.8 million and terminated the facility.
Other Term Loans - Project-Level Term Loan

In conjunction with an acquisition of assets on August 29, 2022, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of December 31, 2024, the outstanding principal balance of the term loan was $9.4 million, less unamortized debt discount of $1.5 million. As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million.
The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of December 31, 2024 and 2023, the Company was in compliance with all covenants.
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
As of December 31, 2024 and 2023, the Company's recorded financing obligations were $40.5 million, net of $0.8 million of deferred transaction costs, and $41.8 million, net of $0.9 million of deferred transaction costs, respectively. Payments of $3.1 million and $5.5 million were made under the financing obligation for the years ended December 31, 2024 and 2023, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the years ended December 31, 2024 and 2023, was $1.8 million and $1.7 million, respectively.
Cash Flows
For the Years Ended December 31, 2024, 2023, and 2022
The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used for):
Operating activities	$40,348	$79,357	$35,242
Investing activities	(367,205)	(586,813)	(163,212)
Financing activities	231,317	526,985	(2,953)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(95,540)	$19,529	$(130,923)
Operating Activities
During the year ended December 31, 2024, cash provided by operating activities of $40.3 million consisted primarily of net income of $10.7 million adjusted for net non-cash expense of $50.6 million, and a net increase in assets of $7.3 million partially offset by a net increase in liabilities of $7.8 million.
During the year ended December 31, 2023, cash provided by operating activities of $79.4 million consisted primarily of net loss of $26.0 million adjusted for the net non-cash expense of $71.6 million, a net decrease in assets of $24.3 million, and a net increase in liabilities of $9.4 million.
During the year ended December 31, 2022, cash provided by operating activities of $35.2 million consisted primarily of net income of $52.2 million adjusted for the net non-cash income of $12.1 million, a net increase in assets of $3.7 million, and a net decrease in liabilities of $1.1 million.
Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $367.2 million, consisting of $93.7 million of capital expenditures, $119.2 million of payments to acquire businesses, net of cash and restricted cash acquired, and $154.5 million of payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired, partially off-set by $0.3 million of proceeds from the disposal of property, plant and equipment.

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
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $231.3 million, consisting of $301.3 million of proceeds from issuance of long-term debt, $34.9 million of contributions from noncontrolling interests, and $60.3 million of proceeds from the transfer of investment tax credits on behalf of noncontrolling interests. Cash provided by financing activities was partially off-set by $135.7 million to repay long-term debt, $8.2 million of paid deferred purchase price payable, $5.8 million of contingent consideration paid, $1.2 million of debt issuance costs, $4.1 million paid to redeem noncontrolling interests, and $10.2 million of distributions to noncontrolling interests.
During the year ended December 31, 2023, net cash provided by financing activities was $527.0 million, consisting of $579.6 million of proceeds from issuance of long-term debt and $35.3 million of contributions from noncontrolling interests. Cash provided by financing activities was partially off-set by $51.1 million to repay long-term debt, $17.6 million of paid deferred purchase price payable, $5.3 million of contingent consideration paid, $5.0 million of debt issuance costs, $0.1 million of debt extinguishment costs, $3.9 million paid to redeem noncontrolling interests, and $4.9 million of distributions to noncontrolling interests.
During the year ended December 31, 2022, net cash used for financing activities was $3.0 million, consisting of $123.4 million to repay long-term debt, $5.3 million of debt issuance costs, $1.3 million of debt extinguishment costs, $2.6 million of distributions to noncontrolling interests, $0.7 million of transaction costs related to the CBAH Merger, $0.5 million paid to redeem noncontrolling interests, and $0.1 million of contingent consideration paid. Cash used for financing activities was partially offset by $124.7 million of proceeds from issuance of long-term debt, $6.1 million of contributions from noncontrolling interests, and $0.1 million of proceeds from the exercise of warrants.
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
While the Company’s significant accounting policies are described in more detail in Note 2, "Significant Accounting Policies," to our audited consolidated financial statements included elsewhere in this Report, it believes the following accounting policies and estimates to be most critical to the preparation of its consolidated financial statements.
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
SREC Revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including: New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs, and therefore, they do not receive an allocation of costs upon generation. Generally, individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The contracts related to SREC sales with a fixed price and quantity have maturity dates ranging from 2025 to 2033. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In evaluating if a valuation allowance is warranted, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations, refer to Note 18, "Income Taxes," to our audited consolidated financial statements included elsewhere in this Report for further details.

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
The Company accounts for its nonrefundable transferable investment tax credits ("ITCs") under ASC 740 using the flow-through method and has elected to consider the ability to transfer its ITCs in assessing its need for a valuation allowance. During the twelve months ended December 31, 2024, the Company, through its consolidated tax equity partnerships, entered into tax credit purchase agreements ("TCPAs") with a third-party purchaser to sell the Section 48(a) ITCs generated by certain of the Company’s solar projects during tax year ending December 31, 2024. In accordance with the TCPA, the Company received cash proceeds of $60.3 million, however, the ITCs have not been transferred as of December 31, 2024, and as such, the Company recognized a liability to transfer ITCs within other current liabilities in the consolidated balance sheet. Transfer of ITCs did not have a material impact on the Company's income tax benefit recognized for the twelve months ended December 31, 2024. The Company did not enter into any TCPAs during the twelve months ended December 31, 2023.
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
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 11, "Redeemable Noncontrolling Interest," to our audited consolidated financial statements included elsewhere in this Report.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Altus Power, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Altus Power, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ GRANT THORNTON LLP

Iselin, New Jersey
March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Altus Power, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements") of Altus Power, Inc. and subsidiaries (the "Company"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Stamford, CT
March 30, 2023 (March 17, 2025, as to the effects of the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, described in Note 2)
We began serving as the Company’s auditor in 2015. In 2023 we became the predecessor auditor.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Operating revenues, net	$196,265	$155,162	$101,163
Operating expenses
Cost of operations (exclusive of depreciation and amortization shown separately below)	46,092	29,636	17,532
General and administrative	40,755	32,453	25,026
Depreciation, amortization and accretion expense	68,917	53,627	29,600
Acquisition and entity formation costs	3,665	4,508	3,629
(Gain) loss on fair value remeasurement of contingent consideration, net	(2,379)	2,207	79
Loss (gain) on disposal of property, plant and equipment	443	649	(2,222)
Stock-based compensation expense	9,213	14,984	9,404
Total operating expenses	$166,706	$138,064	$83,048
Operating income	$29,559	$17,098	$18,115
Other (income) expenses
Change in fair value of redeemable warrant liability	—	—	5,647
Change in fair value of Alignment Shares liability	(41,023)	(5,632)	(61,314)
Other (income) expense, net	(2,201)	1,784	(3,926)
Interest expense, net	69,206	47,486	22,162
Loss on extinguishment of debt, net	—	116	2,303
Total other expense (income), net	$25,982	$43,754	$(35,128)
Income (loss) before income tax expense	$3,577	$(26,656)	$53,243
Income tax (expense) benefit	(14,244)	683	(1,076)
Net (loss) income	$(10,667)	$(25,973)	$52,167
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,990)	(16,618)	(3,270)
Net income (loss) attributable to Altus Power, Inc.	$1,323	$(9,355)	$55,437
Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.06)	$0.36
Diluted	$0.01	$(0.06)	$0.35
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	159,730,462	158,699,959	154,648,788
Diluted	160,678,673	158,699,959	155,708,993

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(10,667)	$(25,973)	$52,167
Other comprehensive income
Foreign currency translation adjustment	9	6	—
Gain on forward starting interest rate swap designated as cash flow hedge	—	17,267	—
Reclassification of realized gain on cash flow hedge to net income	(1,704)	—	—
Other comprehensive (loss) income	$(1,695)	$17,273	$—
Total comprehensive (loss) income	$(12,362)	$(8,700)	$52,167
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	(11,990)	(16,618)	(3,270)
Comprehensive (loss) income attributable to Altus Power, Inc.	$(372)	$7,918	$55,437

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$104,902	$160,817
Current portion of restricted cash	7,040	45,358
Accounts receivable, net	21,808	17,100
Other current assets	9,808	5,522
Total current assets	143,558	228,797
Restricted cash, noncurrent portion	11,445	12,752
Property, plant and equipment, net	1,942,885	1,619,047
Intangible assets, net	51,243	47,588
Operating lease asset	189,512	173,804
Derivative assets	2,726	530
Other assets	7,594	7,831
Total assets	$2,348,963	$2,090,349
Liabilities, redeemable noncontrolling interests, and stockholders' equity
Current liabilities:
Accounts payable	$10,812	$7,338
Construction payable	16,107	14,108
Interest payable	13,027	8,685
Purchase price payable, current	29,455	9,514
Due to related parties	100	51
Current portion of long-term debt	179,378	39,611
Operating lease liability, current	7,451	6,861
Contract liability, current	1,607	2,940
Investment tax credit transfer liability	60,319	—
Other current liabilities	11,269	17,402
Total current liabilities	329,525	106,510
Alignment Shares liability	19,470	60,502
Long-term debt, net of unamortized debt issuance costs and current portion	1,192,379	1,163,307
Intangible liabilities, net	16,007	18,945
Asset retirement obligations	20,326	17,014
Operating lease liability, noncurrent	195,876	180,701
Contract liability	5,936	5,620
Deferred tax liabilities, net	22,865	9,831
Other long-term liabilities	3,157	2,908
Total liabilities	$1,805,541	$1,565,338
Commitments and contingent liabilities (Note 13)
Redeemable noncontrolling interests	19,076	26,044
Stockholders' equity
Common stock $0.0001 par value; 988,591,250 shares authorized as of December 31, 2024 and 2023; 159,999,527 and 158,999,886 shares issued and outstanding as of December 31, 2024 and 2023, respectively	16	16
Additional paid-in capital	493,981	485,063
Accumulated deficit	(54,417)	(55,274)
Accumulated other comprehensive income	15,578	17,273
Total stockholders' equity	$455,158	$447,078
Noncontrolling interests	69,188	51,889
Total equity	$524,346	$498,967
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$2,348,963	$2,090,349

The following table presents the assets and liabilities of the consolidated variable interest entities (Refer to Note 7).

	As of December 31,
(In thousands)	2024	2023
Assets of consolidated VIEs, included in total assets above:
Cash	$26,387	$12,191
Current portion of restricted cash	337	1,066
Accounts receivable, net	14,005	8,068
Other current assets	2,583	973
Restricted cash, noncurrent portion	4,629	4,002
Property, plant and equipment, net	999,947	845,024
Intangible assets, net	10,268	5,507
Operating lease asset	94,805	79,597
Other assets	2,385	2,228
Total assets of consolidated VIEs	$1,155,346	$958,656
Liabilities of consolidated VIEs, included in total liabilities above:
Accounts payable	1,707	1,056
Operating lease liability, current	2,708	2,542
Current portion of long-term debt	3,023	3,021
Contract liability, current	484	484
Investment tax credit transfer liability	60,319	—
Other current liabilities	1,723	1,473
Long-term debt, net of unamortized debt issuance costs and current portion	37,490	38,958
Intangible liabilities, net	3,365	4,522
Asset retirement obligations	10,244	9,185
Operating lease liability, noncurrent	102,118	82,913
Contract liability	4,205	4,011
Other long-term liabilities	1,702	1,771
Total liabilities of consolidated VIEs	$229,088	$149,936

The accompanying notes are an integral part of these consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity	Non Controlling Interests	Total Equity
	Shares	Amount
As of December 31, 2021	153,648,830	$15	$406,259	$—	$(101,356)	$304,918	$21,093	$326,011
Stock-based compensation	75,000	—	9,404	—	—	9,404	—	9,404
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(1,549)	(1,549)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	5,010	5,010
Equity issuance costs	—	—	(1,165)	—	—	(1,165)	—	(1,165)
Conversion of Alignment Shares to Class A common stock	2,021	—	15	—	—	15	—	15
Exchange of warrants into common stock	1,111,243	—	7,779	—	—	7,779	—	7,779
Exercised warrants	4,067,307	1	47,836	—	—	47,837	—	47,837
Redemption of redeemable noncontrolling interests	—	—	(124)	—		(124)	—	(124)
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	184	184
Net income (loss)	—	—	—	—	55,437	55,437	(3,913)	51,524
As of December 31, 2022	158,904,401	$16	$470,004	$—	$(45,919)	$424,101	$20,825	$444,926
Stock-based compensation	154,023	—	14,938	—	—	14,938	—	14,938
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(2,618)	(2,618)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	35,282	35,282
Conversion of Alignment Shares to Class A common stock	2,011	—	11	—	—	11	—	11
Forfeited and cancelled restricted shares	(60,549)	—	(13)	—	—	(13)	—	(13)
Redemption of noncontrolling interests	—	—	123	—	—	123	787	910
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	13,500	13,500
Other comprehensive income	—	—	—	17,273	—	17,273	—	17,273
Net loss	—	—	—	—	(9,355)	(9,355)	(15,887)	(25,242)
As of December 31, 2023	158,999,886	16	485,063	17,273	(55,274)	447,078	51,889	498,967
Stock-based compensation	997,650	—	8,239	—	—	8,239	—	8,239
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(6,773)	(6,773)
Accrued distributions to noncontrolling interests	—	—	—	—	—	—	(237)	(237)
Cash contributions from noncontrolling interests	—	—	—	—	—	—	34,860	34,860
Conversion of Alignment Shares to Class A common stock	1,991	—	10	—	—	10	—	10
Redemption of noncontrolling interests	—	—	669	—	—	669	(4,050)	(3,381)
Noncontrolling interests assumed through acquisitions	—	—	—	—	—	—	2,100	2,100
Other comprehensive loss	—	—	—	(1,695)	—	(1,695)	—	(1,695)
Redeemable noncontrolling interests accretion to redemption value	—	—	—	—	(466)	(466)	—	(466)
Net income (loss)	—	—	—	—	1,323	1,323	(8,601)	(7,278)
As of December 31, 2024	159,999,527	16	493,981	15,578	(54,417)	455,158	69,188	524,346

The accompanying notes are an integral part of the consolidated financial statements.

Altus Power, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(10,667)	$(25,973)	$52,167
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization and accretion expense	68,917	53,627	29,600
Deferred tax expense (benefit)	14,194	(715)	1,078
Non-cash lease expense	1,122	2,036	443
Amortization of debt discount and financing costs	5,541	3,617	3,018
Loss on extinguishment of debt, net	—	116	2,303
Change in fair value of redeemable warrant liability	—	—	5,647
Change in fair value of Alignment Shares liability	(41,023)	(5,632)	(61,315)
Remeasurement of contingent consideration, net	(2,379)	2,207	79
Loss (gain) on disposal of property, plant and equipment	443	649	(2,222)
Stock-based compensation expense	8,239	14,938	9,404
Amortization of forward-starting interest rate swap	(1,703)	—	—
Other	(2,791)	764	(174)
Changes in assets and liabilities, excluding the effect of acquisitions
Accounts receivable	(3,223)	1,493	(2,122)
Due to related parties	49	(61)	112
Derivative assets	(2,196)	20,690	(1,247)
Other assets	(1,906)	2,098	(280)
Accounts payable	2,937	3,504	(1,126)
Interest payable	3,757	4,249	(58)
Contract liability	454	438	562
Other liabilities	583	1,312	(627)
Net cash provided by operating activities	40,348	79,357	35,242
Cash flows used for investing activities
Capital expenditures	(93,705)	(117,791)	(77,223)
Payments to acquire renewable energy businesses, net of cash and restricted cash acquired	(119,240)	(432,441)	(76,166)
Payments to acquire renewable energy facilities from third parties, net of cash and restricted cash acquired	(154,526)	(38,931)	(13,924)
Proceeds from disposal of property, plant and equipment	266	2,350	3,605
Other	—	—	496
Net cash used for investing activities	(367,205)	(586,813)	(163,212)
Cash flows from financing activities
Proceeds from issuance of long-term debt	301,329	579,627	124,697
Repayments of long-term debt	(135,697)	(51,114)	(123,362)
Payment of debt issuance costs	(1,231)	(5,000)	(5,257)
Payment of debt extinguishment costs	—	(85)	(1,335)
Payment of deferred purchase price payable	(8,195)	(17,632)	—
Payment of transaction costs related to the CBAH Merger	—	—	(742)
Proceeds from exercise of warrants	—	—	65
Payment of contingent consideration	(5,793)	(5,298)	(72)
Contributions from noncontrolling interests	34,860	35,282	6,097
Redemption of noncontrolling interests	(4,084)	(3,855)	(473)
Distributions to noncontrolling interests	(10,191)	(4,940)	(2,571)
Proceeds from transfer of investment tax credits related to noncontrolling interests	60,319	—	—
Net cash provided by (used for) financing activities	231,317	526,985	(2,953)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(95,540)	19,529	(130,923)
Cash, cash equivalents, and restricted cash, beginning of year	218,927	199,398	330,321
Cash, cash equivalents, and restricted cash, end of year	$123,387	$218,927	$199,398

	Year ended December 31,
	2024	2023	2022
Supplemental cash flow disclosure
Cash paid for interest, net of amounts capitalized	$68,242	$36,946	$21,605
Cash paid for taxes	35	69	73
Non-cash investing and financing activities
Asset retirement obligations	$2,332	$6,312	$1,840
Debt assumed through acquisitions	—	7,900	117,295
Initial recording of noncontrolling interest	2,100	13,500	183
Redeemable noncontrolling interest assumed through acquisitions	(100)	15,541	2,126
Accrued distributions to noncontrolling interests	765	278	—
Accrued deferred financing costs	—	203	—
Acquisitions of property and equipment included in construction payable	1,338	5,588	8,371
Construction loan conversion	—	—	(4,186)
Term loan conversion	—	—	4,186
Exchange of warrants into common stock	—	—	7,779
Warrants exercised on a cashless basis	—	—	47,836
Conversion of Alignment Shares into common stock	10	11	15
Deferred purchase price payable	29,330	7,656	18,548

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
On December 9, 2021, the Company merged (the “CBAH Merger”) with CBRE Acquisition Holdings, Inc. (“CBAH”) and became listed on the New York Stock Exchange under the stock symbol “AMPS.”
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
Segment Information
Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer. Based on the financial information presented to and reviewed by the CODM in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined it operates as a single operating segment and has one reportable segment which includes revenue under power purchase agreements (“PPA”), revenue from net metering credit agreements (“NMCA”), performance based incentives, solar renewable energy credit (“SREC”) revenue, rental income, and revenue recognized on contract liabilities. The Company’s principal operations, revenue and decision-making functions are located in the United States.
The CODM assesses the performance of the Company and decides how to allocate resources based on net income that is reported on the consolidated statements of operations as net income or loss. The measure of the Company's assets is reported on the consolidated balance sheets as total assets. The CODM uses net income to evaluate income generated from Company's assets in deciding how to reinvest profits into the Company. The Company's single reportable segment's revenue, profit or loss, and significant expenses are all presented in the consolidated statements of operations.

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets. Cash, cash equivalents, and restricted cash consist of the following:

	As of December 31,
	2024	2023
Cash and cash equivalents	$104,902	$160,817
Current portion of restricted cash	7,040	45,358
Restricted cash, noncurrent portion	11,445	12,752
Total	$123,387	$218,927
Accounts Receivable
Management considers the carrying value of accounts receivable to be fully collectible. If amounts become uncollectible, they are charged to operations in the period in which that determination is made. Accounts receivable is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, and current economic conditions that may affect a customer's ability to pay to identify customers with potential collection issues. As of December 31, 2024 and 2023, the Company determined that the allowance for credit losses was $1.2 million and $0.9 million, respectively.
Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.
The Company had one customer that individually accounted for over 10% (i.e., 10.0%) of total accounts receivable, net as of December 31, 2024. The Company had no customers that individually accounted for over 10% of total operating revenues, net for the year ended December 31, 2024.
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
Intangible Assets, Intangible Liabilities and Amortization
Intangible assets and intangible liabilities include favorable and unfavorable rate PPAs, NMCAs, and SREC agreements as well as value ascribed to in-place leases and fees paid to third parties for acquiring customers. PPAs, NMCAs and SREC agreements

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

obtained through acquisitions, which are recorded at the estimated fair value as of the acquisition date and the difference between the contract price and current market price is recorded as an intangible asset or liability.
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
Software Development Costs
Qualifying internally-developed software development costs are capitalized during the application development stage. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Capitalized software development costs are included in Intangible assets, net in the consolidated balance sheet. See Note 5, "Intangible Assets and Intangible Liabilities."
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
When impairment indicators are present, recoverability is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the long-lived assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the asset exceeds the fair market value as determined from an appraisal, discounted cash flows analysis, or other valuation technique. For the years ended December 31, 2024, 2023, and 2022 the Company recognized loss on impairment of zero, $0.4 million, and zero, respectively, which is recorded in depreciation, amortization and accretion expense in the consolidated statements of operations.
Leases
The Company has lease agreements for land and building rooftops on which our solar energy facilities operate, as well as a lease agreement for a corporate office. The leases expire on various terms through 2063.
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
Power sales under PPAs
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) pursuant to terms of PPAs. PPAs that do not qualify as leases under ASC 842, Leases, or derivatives under ASC 815, Derivatives and Hedging, are accounted for under ASC 606, Revenue from Contracts with Customers. A portion of PPAs that qualify as derivatives is not material. The Company’s PPAs typically have fixed or floating rates and are generally invoiced on a monthly basis and as of December 31, 2024 have a weighted-average remaining life of 11 years. The Company typically sells energy and related environmental attributes (e.g., SRECs) separately to different customers and considers the delivery of power energy under PPAs to represent a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. The Company applied the practical expedient allowing the Company to recognize revenue in the amount that the Company has a right to invoice which is equal to the volume of energy delivered multiplied by the applicable contract rate. For certain of the Company’s rooftop solar energy facilities revenue is recognized net of immaterial pass-through lease charges collected on behalf of building owners.
Power sales under NMCAs
A portion of the Company’s power sales revenues are obtained through the sale of net metering credits under NMCAs which have a weighted-average remaining life of 18 years as of December 31, 2024. Net metering credits are awarded to the Company by the local utility based on kilowatt hour generation by solar energy facilities, and the amount of each credit is determined by the utility’s applicable tariff. The Company currently receives net metering credits from various utilities including Eversource Energy, National Grid Plc, and Xcel Energy. There are no direct costs associated with net metering credits, and therefore, they do not receive an allocation of costs upon generation. Once awarded, these credits are then sold to third party offtakers pursuant to the terms of the offtaker agreements. The Company views each net metering credit in these arrangements as a distinct performance obligation satisfied at a point in time. Generally, the customer obtains control of net metering credits at the point in

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

time when the utility assigns the generated credits to the Company account, who directs the utility to allocate to the customer based upon a schedule. The transfer of credits by the Company to the customer can be up to one month after the underlying power is generated. As a result, revenue related to NMCA is recognized upon delivery of net metering credits by the Company to the customer. The Company’s customers apply net metering credits as a reduction to their utility bills.
Solar renewable energy credit revenue
The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it owns. The quantity of SRECs is based on the amount of energy produced by the Company’s qualifying generation facilities. SRECs are sold pursuant to agreements with third parties, who typically require SRECs to comply with state-imposed renewable portfolio standards. Holders of SRECs may benefit from registering the credits in their name to comply with these state-imposed requirements, or from selling SRECs to a party that requires additional SRECs to meet its compliance obligations. The Company receives SRECs from various state regulators including New Jersey Board of Public Utilities, Massachusetts Department of Energy Resources, and Maryland Public Service Commission. There are no direct costs associated with SRECs and therefore, they do not receive an allocation of costs upon generation. The majority of individual SREC sales reflect a fixed quantity and fixed price structure over a specified term. The contracts related to SREC sales with a fixed price and quantity have maturity dates ranging from 2025 to 2033. The Company typically sells SRECs to different customers from those purchasing the energy under PPAs. The Company believes the sale of each SREC is a distinct performance obligation satisfied at a point in time and that the performance obligation related to each SREC is satisfied when each SREC is delivered to the customer.
Power sales on wholesale markets
A portion of the Company’s power sales revenues is earned through the sale of energy (based on kilowatt hours) on the wholesale market operated by PJM Interconnection at floating spot prices. The promise to sell energy on a wholesale market is a separate distinct performance obligation and revenue is recognized as energy is delivered at the interconnection point.
Rental income
Rental income is primarily derived from the master lease agreement with Vitol (as described in Note 6, "Acquisitions") as well as long-term PPAs accounted for as operating leases under ASC 842. The Company's leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options based on consideration of all relevant factors that create an economic incentive for the Company as lessor. Certain leases include variable lease payments associated with production of solar facilities, which are recognized as rental income in period the energy is delivered.
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
Performance based incentives are primarily represented by cash awards granted to the Company by the New York State Energy Research & Development Authority ("NYSERDA") for the development of distributed solar facilities in the State of New York. The Company applies ASC 958-605, Not-for-Profit Entities - Revenue Recognition, by analogy to account for these incentives, and recognizes awards within Operating revenues, net, in the consolidated statements of operations when incentive is awarded by NYSERDA. Incentives are normally collected within 30 days after the award. There are no recapture provisions or other contingencies associated with the awarded incentives for the years ended December 31, 2024, 2023 and 2022.
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
The Company accounts for its nonrefundable transferable investment tax credits (“ITCs”) under ASC 740 using the flow-through method and has elected to consider the ability to transfer its ITCs in assessing its need for a valuation allowance.
Basic and Diluted Net Income or Loss Per Share
Basic net income or loss per share attributable to common stockholders is calculated by dividing the net income or loss attributable to the common stockholder by the weighted average number of shares of common stock outstanding for the period.
Diluted net income or loss per share attributable to common stockholder is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. During periods in which the Company incurs a net loss attributable to common stockholder, stock options are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common stockholder as the effect is antidilutive. See Note 15, "Earnings per Share."
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
The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Estimated redemption value is calculated as the discounted cash flows attributable to the third parties subsequent to the reporting date. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. The Company accretes redeemable noncontrolling interests to the estimated redemption value over the period from the date of issuance to the earliest redemption date using the interest method. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value. See Note 11, "Redeemable Noncontrolling Interest."
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
Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require disclosure of incremental segment information and the title and position of the CODM. Registrants will be required to disclose significant segment expenses that are regularly provided to the CODM, as well as additional information on segment profit and loss measures and how such information is used by the CODM to assess segment performance and allocate resources. This ASU is effective for fiscal periods beginning after December 15, 2023, with early adoption permitted. The Company adopted this standard during the year ended December 31, 2024. See Note 2, "Significant Accounting Policies, Segment Information."
Recent Accounting Pronouncements Not Yet Adopted
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
3.Revenue and Accounts Receivable
Disaggregation of operating revenues
The following table presents the detail of revenues as recorded in the consolidated statements of operations:

	For the Year Ended December 31,
	2024	2023	2022
Power sales under PPAs	$66,578	$53,516	$24,906
Power sales under NMCAs	58,135	42,006	27,162
Power sales on wholesale markets	2,136	1,756	4,146
Total revenue from power sales	126,849	97,278	56,214
Solar renewable energy credit revenue	48,198	45,542	40,502
Rental income	11,271	2,784	3,038
Performance based incentives	7,274	6,155	1,409
Revenue recognized on contract liabilities	2,673	3,403	—
Total	$196,265	$155,162	$101,163
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
The Company expects to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

2025	$12,240
2026	19,935
2027	15,872
2028	4,389
Total	$52,436
Accounts receivable, net
The following table presents the detail of receivables as recorded in accounts receivable, net in the consolidated balance sheets:

	As of December 31,
	2024	2023	2022
Power sales under PPAs	$5,087	$3,582	$4,092
Power sales under NMCAs	10,447	8,094	3,183
Power sales on wholesale markets	72	249	223
Total power sales	15,606	11,925	7,498
Solar renewable energy credits	5,981	3,379	5,387
Rental income	194	450	429
Performance based incentives	27	1,346	129
Total	$21,808	$17,100	$13,443

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Payments for all accounts receivable in the above table are typically received within 30 days from invoicing. As of December 31, 2024 and 2023, the Company determined that the allowance for credit losses was $1.2 million and $0.9 million, respectively.
Contract liabilities
The Company recognizes contract liabilities related to long-term agreements to sell SRECs that are prepaid by customers before SRECs are delivered. The Company will recognize revenue associated with the contract liabilities as SRECs are delivered to customers through 2037. As of December 31, 2024, the Company had current and non-current contract liabilities of $1.6 million and $5.9 million, respectively. As of December 31, 2023, the Company had current and non-current contract liabilities of $2.9 million and $5.6 million, respectively. For the years December 31, 2024, 2023, and 2022, the Company recognized $2.6 million, $3.1 million, and zero of revenue that was included in the contract liability at the beginning of the period, respectively. The Company does not have any other significant contract asset or liability balances related to revenues.
Rental income
Maturities of fixed rental payments as of December 31, 2024, are as follows:

2025	$6,083
2026	2,892
2027	513
2028	514
2029	515
Thereafter	4,740
Total	$15,257
Banked Net Metering Credits
Operating revenues do not include net metering credits that were awarded to the Company by utilities but not yet sold to customers and were banked by the Company. Revenues from sales of banked net metering credits are recognized once they are allocated and used by customers.
4.Property, Plant and Equipment
As of December 31, 2024 and 2023, property, plant and equipment consisted of the following:

	Estimated Useful Lives (in Years)	As of December 31,
		2024	2023
Land	—	$17,983	$9,377
Solar energy facilities	25 - 32	1,962,401	1,581,463
Battery energy storage systems	20	12,513	12,513
Site work	15	5,471	5,471
Leasehold improvements	15 - 30	7,173	7,138
Vehicles and other equipment	3 - 5	2,420	930
Construction in progress	—	139,302	139,452
Property, plant and equipment		2,147,263	1,756,344
Less: Accumulated depreciation		(204,378)	(137,297)
Property, plant and equipment, net		$1,942,885	$1,619,047
For the years ended December 31, 2024, 2023, and 2022 depreciation expense was $67.3 million, $51.2 million, and $31.0 million respectively, and is recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.
As of December 31, 2024 and 2023, the components of property, plant and equipment leased to third parties under operating leases consisted of the following:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	As of December 31,
	2024	2023
Land	$3,144	$—
Solar energy facilities	82,258	14,738
Battery energy storage systems	12,513	12,513
Property, plant and equipment	97,915	27,251
Less: Accumulated depreciation	(5,936)	(2,490)
Property, plant and equipment, net	$91,979	$24,761
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
5.Intangible Assets and Intangible Liabilities
As of December 31, 2024 and 2023, intangible assets consisted of the following:

	Weighted Average Amortization Period (in Years)	As of December 31,
		2024	2023
Cost:
Customer acquisition costs	17 years	$12,591	$6,681
In-place lease contracts	21 years	819	819
Favorable rate revenue contracts	9 years	45,564	45,564
Favorable operation and maintenance contracts	4 years	—	60
Software in development	N/A	7,056	3,972
Other	5 years	112	112
Total intangible assets		66,142	57,208
Accumulated amortization:
Customer acquisition costs		(2,204)	(1,754)
In-place lease contracts		(280)	(241)
Favorable rate revenue contracts		(12,415)	(7,565)
Favorable operation and maintenance contracts		—	(60)
Total accumulated amortization		(14,899)	(9,620)
Total intangible assets, net		$51,243	$47,588

As of December 31, 2024 and 2023, intangible liabilities consisted of the following:

	Weighted Average Amortization Period (in Years)	As of December 31,
		2024	2023
Cost:
Unfavorable rate revenue contracts	6 years	$24,029	$29,306
Accumulated amortization:
Unfavorable rate revenue contracts		(8,022)	(10,361)
Total intangible liabilities, net		$16,007	$18,945

For the years ended December 31, 2024, 2023, and 2022 amortization expense was $5.3 million, $5.4 million, and $1.9 million respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations.
For the years ended December 31, 2024, 2023 and 2022 , amortization benefit was $4.5 million, $3.6 million, and $3.6 million respectively, and was recorded in depreciation, amortization and accretion expense in the accompanying consolidated statements of operations. During the year ended December 31, 2024, the Company wrote off $6.8 million of fully-amortized unfavorable rate revenue contracts from cost and accumulated amortization .

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Over the next five years, excluding any amortization expense related to software currently in development, the Company expects to recognize annual amortization on its intangibles as follows:

	2025	2026	2027	2028	2029
Favorable rate revenue contracts	$4,814	$4,814	$4,658	$3,452	$2,660
In-place lease contracts	40	40	40	40	40
Customer acquisition costs	672	672	672	672	672
Unfavorable rate revenue contracts	(4,314)	(1,856)	(1,743)	(1,649)	(1,179)
Total net amortization expense	$1,212	$3,670	$3,627	$2,515	$2,193

6.Acquisitions
2024 Acquisitions
MN8 Acquisition
On July 3, 2024, September 10, 2024, and November 26, 2024, the Company acquired four in-development solar energy facilities located in Maine with a total expected nameplate capacity of 26.6 MW from third party for a total purchase price of $108.4 million (the “MN8 Acquisition”). As of December 31, 2024, $11.7 million of total consideration remained payable to the seller and was included as purchase price payable on the consolidated balance sheet. The acquisitions were accounted for as acquisitions of variable interest entities that do not constitute a business (refer to Note 7, "Variable Interest Entities"). The Company acquired $109.0 million of property, plant and equipment and $3.4 million of operating lease assets, and assumed $3.4 million of operating lease liabilities and $0.5 million of asset retirement obligations.
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
In conjunction with the acquisition, the Company entered into a master lease agreement to lease certain solar facilities back to Vitol, as well as an asset management agreement under which the Company will manage the solar facilities during the term of the master lease agreement. The master lease agreement is accounted for as an operating lease under ASC 842 and lease payments are included in rental income within the consolidated statement of operations. The lease term varies by solar facility, with individual lease terms ending between 2024 and 2026.
The Company accounted for the Vitol Acquisition under the acquisition method of accounting for business combinations. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 31, 2024, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the estimates of future power generation, commodity prices, operating costs, and appropriate discount rates.
The accounting for the Vitol Acquisition was finalized as of December 31, 2024. Subsequent to the acquisition date, the Company made certain measurement period adjustments to provisional accounting as a result of clarification of information utilized to determine fair value of assets acquired and liabilities assumed, and reconciling working capital adjustments with the seller. The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on January 31, 2024, and inclusive of measurement period adjustments:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	Provisional accounting as of January 31, 2024	Measurement period adjustments	Final accounting as of January 31, 2024
Assets
Accounts receivable	$1,649	$(164)	$1,485
Property, plant and equipment	123,363	(822)	122,541
Operating lease asset	7,835	(1,799)	6,036
Other assets	1,691	(2)	1,689
Total assets acquired	134,538	(2,787)	131,751

Liabilities
Accounts payable	249	65	314
Intangible liabilities	2,370	(800)	1,570
Asset retirement obligation	1,374	—	1,374
Operating lease liability	7,187	(1,799)	5,388
Contract liability	1,130	—	1,130
Other liabilities	393	172	565
Total liabilities assumed	12,703	(2,362)	10,341
Non-controlling interests	2,100	—	2,100
Total fair value of consideration transferred	$119,735	$(425)	$119,310

The fair value of consideration transferred, net of cash acquired, as of January 31, 2024, is determined as follows:

	Provisional accounting as of January 31, 2024	Measurement period adjustments	Final accounting as of January 31, 2024
Cash consideration paid to Vitol on closing	$119,690	$—	$119,690
Post-closing purchase price true-up	45	(221)	(176)
Total fair value of consideration transferred	119,735	(221)	119,514
Cash acquired	—	204	204
Total fair value of consideration transferred, net of cash acquired	$119,735	$(425)	$119,310
The Company incurred approximately $0.9 million of acquisition related costs related to the Vitol Acquisition, which are recorded as part of Acquisition and entity formation costs in the consolidated statement of operations for year ended December 31, 2024. Acquisition related costs include legal, consulting, and other transaction-related costs.
The impact of the Vitol Acquisition on the Company's revenue and net income in the consolidated statement of operations was an increase of $11.6 million and $6.8 million, respectively, for the year ended December 31, 2024.
Intangibles at Acquisition Date
The Company attributed the intangible liability values to unfavorable rate revenue contracts to sell power and SRECs. The following table summarizes the estimated fair values and the weighted average amortization periods of the assumed intangible liabilities as of the acquisition date:

	Fair Value (thousands)	Weighted Average Amortization Period
Unfavorable rate revenue contracts – PPA	$(100)	11 years
Unfavorable rate revenue contracts – SREC	(1,470)	10 years
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

	For the year ended December 31, 2024 (unaudited)	For the year ended December 31, 2023 (unaudited)
Operating revenues, net	$197,127	$165,958
Net income	(9,279)	29,885
Asset Acquisitions
During the year ended December 31, 2024, the Company acquired solar energy facilities located in Massachusetts, New Jersey, Colorado, and Maine with a total nameplate capacity of 15.1 MW from third parties for a total purchase price of $19.5 million. As of December 31, 2024, $1.1 million of total consideration remained payable to sellers and was included as purchase price payable on the consolidated balance sheet. The acquisitions were accounted for as acquisitions of assets, whereby the Company acquired $19.6 million of property, plant and equipment and $1.1 million of operating lease assets, and assumed $1.1 million of operating lease liabilities and $0.1 million of asset retirement obligations. During the year ended December 31, 2024, the Company also acquired land in various states from third parties for a total purchase price of $3.3 million.
Acquisitions of VIEs that do not constitute a business
During the year ended December 31, 2024, the Company acquired solar energy facilities located in Maine with a total nameplate capacity of capacity of 18.7 MW from third parties for a total purchase price of $59.0 million. As of December 31, 2024, $15.4 million of total consideration remained payable to sellers and was included as purchase price payable on the consolidated balance sheet. The acquisitions were accounted for as acquisitions of variable interest entities that do not constitute a business. The Company acquired $59.2 million of property, plant and equipment and $1.8 million of operating lease assets, and assumed $1.8 million of operating lease liabilities and $0.3 million of asset retirement obligations.
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
The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on December 20, 2023:

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
Asset Acquisitions
During the year ended December 31, 2023, the Company acquired solar energy facilities located in Rhode Island, California, Massachusetts, and New York with a total nameplate capacity of 13.2 MW from third parties for a total purchase price of $24.5 million. As of December 31, 2024, $0.1 million of total consideration remained payable to sellers and is included as purchase price payable on the consolidated balance sheet. The acquisitions were accounted for as acquisitions of assets, whereby the Company acquired $27.4 million of property, plant and equipment and $6.0 million of operating lease assets, and assumed $7.9 million of operating lease liabilities, $0.5 million of intangible liabilities, $2.1 million of financing lease obligations, and $0.3 million of asset retirement obligations. The intangible liabilities are associated with unfavorable rate power purchase agreements and have a weighted average amortization period of 5 years. During the year ended December 31, 2023, the Company also acquired land in California and Massachusetts from third parties for a total purchase price of $2.8 million.
Acquisitions of VIEs that do not constitute a business
During the year ended December 31, 2023, the Company acquired solar energy facilities located in Massachusetts, Maine, and New Jersey with a total nameplate capacity of 8.0 MW from third parties for a total purchase price of $11.9 million. As of December 31, 2024, $0.2 million of total consideration remained payable to sellers and is included as purchase price payable on the consolidated balance sheet. The acquisitions were accounted for as acquisitions of variable interest entities that do not constitute a business. The Company acquired $14.8 million of property, plant and equipment and $3.0 million of operating lease assets, and assumed $2.9 million of operating lease liabilities, $0.5 million of intangible liabilities, $0.1 million of asset retirement obligations, and $0.2 million of redeemable noncontrolling interests. The intangible liabilities are associated with an unfavorable SREC agreement and has a weighted average amortization period of 5 years.
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
The accounting for the True Green II Acquisition was finalized as of December 31, 2023. Subsequent to the acquisition date, the Company made certain measurement period adjustments to provisional accounting as a result of clarification of information utilized to determine fair value of assets acquired and liabilities assumed, and reconciling working capital adjustments with the seller. The following table presents the final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values on February 15, 2023, and inclusive of measurement period adjustments:

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
The Company participates in certain partnership arrangements that qualify as VIEs. Consolidated VIEs consist primarily of tax equity financing arrangements and partnerships in which an investor holds a noncontrolling interest and does not have substantive kick-out or participating rights. The Company, through its subsidiaries, is the primary beneficiary of such VIEs because as the manager, it has the power to direct the day-to-day operating activities of the entity. In addition, the Company is exposed to economics that could potentially be significant to the entity given its ownership interest and, therefore, has consolidated the VIEs as of December 31, 2024 and 2023. No VIEs were deconsolidated during the years ended December 31, 2024 and 2023.
The obligations of the consolidated VIEs discussed in the following paragraphs are nonrecourse to the Company. In certain instances where the Company establishes a new tax equity structure, the Company is required to provide liquidity in accordance with the contractual agreements. The Company has no requirement to provide liquidity to purchase assets or guarantee performance of the VIEs unless further noted in the following paragraphs. The Company made certain contributions during the years ended December 31, 2024 and 2023 as determined in the respective operating agreement.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The carrying amounts and classification of the consolidated VIE assets and liabilities included in consolidated balance sheets are as follows:

	As of December 31,
	2024	2023
Current assets	$43,312	$22,298
Non-current assets	1,112,034	936,358
Total assets	$1,155,346	$958,656
Current liabilities	$69,964	$8,576
Non-current liabilities	159,124	141,360
Total liabilities	$229,088	$149,936
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
The Company has not identified any VIEs during the years ended December 31, 2024 and 2023 for which the Company determined that it is not the primary beneficiary and thus did not consolidate.
The Company considered qualitative and quantitative factors in determining which VIEs are deemed significant. During the years ended December 31, 2024 and December 31, 2023, the Company consolidated thirty-three and thirty-five VIEs, respectively. No VIEs were deemed significant as of December 31, 2024 and December 31, 2023.
As discussed in Note 6, during the year ended December 31, 2024, the Company acquired all outstanding equity interests in eight entities that were deemed to be VIEs due to insufficient amounts of at-risk equity to finance activities without additional subordinated financial support. The Company, through its subsidiaries, is the primary beneficiary through its ownership interests, as the Company has the power to direct the operating activities of the VIEs and is exposed to economics that could potentially be significant to the entities. Subsequent to the acquisition date, the Company made additional investments in the acquired VIEs and the at-risk equity in these entities became sufficient to finance their operations. Therefore, as of December 31, 2024, these entities were consolidated under the voting interest entity model.
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
On August 3, 2023, the Company completed an acquisition through obtaining a controlling financial interest in two VIEs which own and operate two solar generating facilities totaling 1.4 MW of installed capacity. The Company acquired a controlling financial interest by entering into asset management agreements which provide the Company with the power to direct the operating activities of the VIEs and the obligation to absorb losses or receive benefits that could potentially be significant to the VIEs. Concurrent with the asset management agreements, the Company entered into a fixed-price option to acquire 100% of equity interest in these VIEs in 2026, whereby $2.0 million was paid on August 3, 2023 and $0.2 million will be paid when the options are exercised. As a result of this acquisition, the Company recognized property, plant, and equipment of $2.1 million, $0.5 million of operating lease asset, $0.1 million of asset retirement obligations, $0.4 million of operating lease liability, and $0.2 million of noncontrolling interests in the consolidated balance sheet.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

8.Debt

	As of December 31,		Interest Type	Weighted average interest rate
	2024	2023
Long-term debt
APAF Term Loan	$462,038	$474,609	Fixed	3.51%
APAF II Term Loan	102,545	112,810	Floating*	SOFR + 1.475%
APAF III Term Loan	414,621	426,619	Fixed	6.03%
APAF IV Term Loan	99,990	—	Fixed	6.45%
APAGH Term Loan	100,000	100,000	Fixed	8.50%
APAG Revolver	35,000	65,000	Floating	SOFR + 1.60%
APACF II Facility	134,941	—	Floating	SOFR + 3.25%
Other term loans	9,350	11,000	Fixed	3.40%
Financing obligations recognized in failed sale leaseback transactions	41,324	42,767	Imputed	3.96%
Total principal due for long-term debt	1,399,809	1,232,805
Unamortized discounts	(11,996)	(13,722)
Unamortized deferred financing costs	(16,056)	(16,165)
Less: Current portion of long-term debt	179,378	39,611
Long-term debt, less current portion	$1,192,379	$1,163,307
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
As of December 31, 2024, the outstanding principal balance of the APAF Term Loan was $462.0 million less unamortized debt discount and loan issuance costs totaling $5.9 million. As of December 31, 2023, the outstanding principal balance of the APAF Term Loan was $474.6 million less unamortized debt discount and loan issuance costs totaling $6.7 million.
As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAF Term Loan.
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
As of December 31, 2024, the outstanding principal balance of the APAF II Term Loan was $102.5 million, less unamortized debt issuance costs of $1.6 million. As of December 31, 2023, the outstanding principal balance of the APAF II Term Loan was $112.8 million, less unamortized debt issuance costs of $2.2 million. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAF II Term Loan.
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
On June 15, 2023 and July 21, 2023, the Company amended the APAF III Term Loan to add $47.0 million and $28.0 million of additional borrowings, respectively, the proceeds of which were used to repay outstanding term loans under the Construction to Term Loan Facility (as defined below), and to provide long-term financing for new solar projects. The principal balance borrowed under the amendments was offset by $0.3 million and $0.2 million of issuance costs, respectively, and $1.5 million and $1.1 million of issuance discounts, respectively, which have been deferred and will be recognized as interest expense through June 30, 2033.
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
As of December 31, 2024, the outstanding principal balance of the APAF III Term Loan was $414.6 million, less unamortized debt issuance costs and discount of $12.9 million. As of December 31, 2023, the outstanding principal balance of the APAF III Term Loan was $426.6 million, less unamortized debt issuance costs and discount of $14.3 million. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAF III Term Loan.
APAF IV Term Loan
On March 26, 2024, the Company, through its subsidiaries, APA Finance IV, LLC (the “APAF IV Borrower”) and APA Finance IV Holdings, LLC, has entered into a new term loan facility under the terms of a credit agreement among the APAF IV Borrower, APA Finance IV Holdings, LLC, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF IV Term Loan”).
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
As of December 31, 2024, the outstanding principal balance of the APAF IV Term Loan was $100.0 million, less unamortized debt issuance costs of $1.5 million. As of December 31, 2024, the Company was in compliance with all covenants under the APAF IV Term Loan.
APAGH Term Loan
On December 27, 2023, APA Generation Holdings, LLC (“APAGH” or the “APAGH Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “APAGH Term Loan”) with an affiliate of Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board, as "Lenders." The total commitment under the credit agreement is $100.0 million. The Company can also allow for the funding of additional incremental loans in an amount not to exceed $100.0 million over the term of the credit agreement at the discretion of the Lenders. Subject to certain exceptions, the APAGH Borrower’s obligations to the Lenders are secured by the assets of the APAGH Borrower, its parent, Altus Power, LLC and the Company and are further guaranteed by Altus Power, LLC and the Company.
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

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

As of December 31, 2024, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $3.3 million. As of December 31, 2023, the outstanding principal balance of the APAGH Term Loan was $100.0 million, less unamortized debt issuance costs and discount of $4.0 million. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAGH Term Loan.
APAG Revolver
On December 19, 2022, APA Generation, LLC (“APAG”), a wholly owned subsidiary of the Company, entered into revolving credit facility with Citibank, N.A. with a total committed capacity of $200.0 million (the “APAG Revolver”). Outstanding amounts under the APAG Revolver have a variable interest rate based on a base rate and an applicable margin. The APAG Revolver is secured by membership interests in the Company's subsidiaries. The APAG Revolver matures on December 19, 2027. As of December 31, 2024 and 2023, amounts outstanding under the APAG Revolver were $35.0 million and $65.0 million, respectively. As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the APAG Revolver.
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
During the year ended December 31, 2024, the Company borrowed $166.8 million and repaid $31.9 million under the APACF II Facility. In conjunction with the borrowings, the Company incurred $1.1 million of issuance costs which have been deferred and will be recognized as interest expense through the maturity date of each draw, as well as $0.4 million of issuance costs which are included in Other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2024.
During the year ended December 31, 2024, the Company capitalized $5.4 million of interest expense incurred under the APACF II Facility, which is included in property, plant and equipment, net in the consolidated balance sheets as of December 31, 2024.
As of December 31, 2024, the outstanding principal balance of the APACF II Facility was $134.9 million, less unamortized debt issuance costs of $0.7 million. As of December 31, 2023, no amounts were outstanding under the APACF II Facility. As of December 31, 2024, the Company was in compliance with all covenants under the APACF II Facility.
Other Term Loans - Construction to Term Loan Facility
On January 10, 2020, APA Construction Finance, LLC (“APACF”) a wholly-owned subsidiary of the Company, entered into a credit agreement with Fifth Third Bank, National Association and Deutsche Bank AG New York Branch to fund the development and construction of future solar facilities (“Construction to Term Loan Facility”). The Construction to Term Loan Facility included a construction loan commitment of $187.5 million, which expired on January 10, 2023. The construction loan commitment can convert to a term loan upon commercial operation of a particular solar energy facility. On June 15, 2023, the Company repaid all outstanding term loans of $15.8 million and terminated the facility.
Other Term Loans - Project-Level Term Loan
In conjunction with an acquisition of assets on August 29, 2022, the Company assumed a project-level term loan with an outstanding principal balance of $14.1 million and a fair value discount of $2.2 million. The term loan is subject to scheduled semi-annual amortization and interest payments, and matures on September 1, 2029.
As of December 31, 2024, the outstanding principal balance of the term loan was $9.4 million, less unamortized debt discount of $1.5 million. As of December 31, 2023, the outstanding principal balance of the term loan was $11.0 million, less unamortized debt discount of $1.8 million.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The term loan is secured by an interest in the underlying solar project assets and the revenues generated by those assets. As of December 31, 2024 and 2023, the Company was in compliance with all covenants.
Letter of Credit Facilities and Surety Bond Arrangements
The Company enters into letters of credit and surety bond arrangements with lenders, local municipalities, government agencies, and land lessors. These arrangements relate to certain performance-related obligations and serve as security under the applicable agreements. As of December 31, 2024, the Company had $52.8 million of letters of credit outstanding and $50.4 million of unused capacity. As of December 31, 2023, the Company had $54.7 million of letters of credit outstanding and $54.4 million of unused capacity. Additionally, as of December 31, 2024 and 2023, the Company had outstanding surety bonds of $7.6 million and $5.4 million, respectively.
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
Principal Maturities of Long-Term Debt
As of December 31, 2024, the principal maturities of the Company’s long-term debt, excluding financing obligations recognized in failed sale leaseback transactions discussed below, were as follows:

2025	$176,354
2026	39,802
2027	145,485
2028	29,149
2029	129,214
Thereafter	838,481
Total principal payments	$1,358,485
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
As of December 31, 2024 and 2023, the Company's recorded financing obligations were $40.5 million, net of $0.8 million of deferred transaction costs, and $41.8 million, net of $0.9 million of deferred transaction costs, respectively. Payments of $3.1 million, $5.5 million, and $2.2 million were made under the financing obligation for the years ended December 31, 2024, 2023 and 2022, respectively. Interest expense, inclusive of the amortization of deferred transaction costs for the years ended December 31, 2024, 2023, and 2022, was $1.8 million, $1.7 million, and $1.5 million, respectively.
During the year ended December 31, 2024, the Company extinguished no financing obligations. During the year ended December 31, 2023, the Company paid $2.6 million to extinguish financing obligations of $2.7 million, resulting in a gain on extinguishment of debt of $0.1 million.
The table below shows the payments required under the failed sale-leaseback financing obligations for the years ended:

2025	$3,023
2026	2,995
2027	2,986
2028	2,967
2029	2,830
Thereafter	11,313
Total	$26,114

The difference between the outstanding financing obligations of $41.3 million and $26.1 million of contractual payments due, including the residual value guarantees, is due to $13.2 million of investment tax credits claimed by the respective counterparties,

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

less $2.6 million of the implied interest on financing obligations included in the contractual payments. The remaining difference is due to $5.2 million of interest accrued and a $0.6 million difference between the required contractual payments and the fair value of financing obligations acquired.
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
The following table provides the financial instruments measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$41,797	$—	$—	$41,797
Derivative assets:
Interest rate swaps	—	2,726	—	2,726
Total assets at fair value	41,797	2,726	—	44,523

Liabilities
Alignment Shares liability	—	—	19,470	19,470
Other current liabilities:
True Green II Acquisition - contingent liability	—	—	2,187	2,187
Total liabilities at fair value	$—	$—	$21,657	$21,657

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets:
Interest rate swaps	$—	$530	$—	$530
Total assets at fair value	—	530	—	530

Liabilities
Alignment Shares liability	—	—	60,502	60,502
Other current liabilities:
True Green II Acquisition - contingent liability	—	—	4,658	4,658
Caldera Acquisition - contingent liability	—	—	2,600	2,600
Total liabilities at fair value	$—	$—	$67,760	$67,760

Long-term debt
The estimated fair value of long-term debt, including current portion, as of December 31, 2024 and 2023, was $1,348.7 million and $1,101.0 million, respectively, using a discounted cash flow analysis of both outstanding principal and future interest payments until such time the Company has the ability to repay the loan. The long-term debt is considered a Level 2 financial liability under the fair value hierarchy.
Alignment Shares Liability
As of December 31, 2024, the Company has 796,950 Alignment Shares outstanding, all of which are held by the Sponsor, certain former officers of CBAH (such officers, together with the Sponsor, the “Sponsor Parties”) and former CBAH directors. The

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Alignment Shares will automatically convert into shares of Class A common stock based upon the Total Return (as defined in Exhibit 4.2 to this Form 10-K) on the Class A common stock as of the relevant measurement date over each of the seven fiscal years following the CBAH Merger.
Upon the consummation of the CBAH Merger, Alignment Shares have no continuing service requirement and do not create an unconditional obligation requiring the Company to redeem the instruments by transferring assets. In addition, the shares convert to a variable number of Class A common stock depending on the trading price of the Class A common stock and dividends paid/payable to the holders of Class A common stock. Therefore, the shares do not represent an obligation or a conditional obligation to issue a variable number of shares with a monetary value based on any of the criteria in ASC 480, Distinguishing Liabilities From Equity. The Company determined that the Alignment Shares meet the definition of a derivative because they contain (i) an underlying (Class A common stock price), (ii) a notional amount (a fixed number of Class B common stock), (iii) no or minimal initial net investment (the Sponsor paid a de minimis amount which is less than the estimated fair value of the shares), and (iv) net settleable through a conversion of the Alignment Shares into Class A shares. As such, the Company concluded that the Alignment Shares meet the definition of a derivative, which will be presented at fair value each reporting period, with changes in fair value recorded through earnings.
The Company estimates the fair value of outstanding Alignment Shares using a Monte Carlo simulation model utilizing a distribution of potential outcomes based on a set of underlying assumptions such as stock price, volatility, and risk-free interest rate. As volatility and risk-free interest rate are not observable inputs, the overall fair value measurement of Alignment Shares is classified as Level 3. Unobservable inputs can be volatile and a change in those inputs might result in a significantly higher or lower fair value measurement of Alignment Shares. As of December 31, 2024 and 2023, volatility of 67% and 67%, respectively, and risk-free interest rate of 4.3% and 3.9%, respectively, were used in the Monte Carlo simulation.

	For the year ended December 31, 2024		For the year ended December 31, 2023
	Shares	$	Shares	$
Beginning balance	996,188	$60,502	1,207,500	$66,145
Alignment Shares converted	(199,238)	(10)	(201,250)	(11)
Alignment Shares forfeited	—	—	(10,062)	(432)
Fair value remeasurement	—	(41,022)	—	(5,200)
Ending balance	796,950	$19,470	996,188	$60,502
Interest Rate Swaps
The Company’s derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges under accounting guidance. The Company uses interest rate swaps to manage its net exposure to interest rate changes. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market but valued using readily observable market inputs and the overall fair value measurement is classified as Level 2. As of December 31, 2024, 2023, and 2022 the notional amounts were $102.5 million, $112.8 million, and $141.6 million respectively. The change in fair value of interest rate swaps resulted in a gain of $2.2 million for the year ended December 31, 2024, a loss of $1.2 million for the year ended December 31, 2023, and a gain of $3.0 million for the year ended December 31, 2022. The change in fair value of interest rate swaps was recorded as interest expense in the consolidated statements of operations.
Forward Starting Interest Rate Swap
The Company entered into a forward starting interest rate swap on January 31, 2023, with an effective date of January 31, 2025 and a termination date of January 31, 2035. This transaction had a notional amount of $250.0 million and was designated as a cash flow hedge of the Company's forecasted fixed-rate or floating-rate debt issuances.
Later in 2023, the Company terminated the forward starting interest rate swap for the total cash proceeds of $16.7 million. The total gain of $17.3 million, was recorded as a component of Other comprehensive income in the consolidated statements of comprehensive income for the year ended December 31, 2023. The Company allocated $238.0 million of the notional amount to the incremental debt issuances under the APAF III Term Loan and $12.0 million to the APAF IV Term Loan.
Other comprehensive income of $17.3 million associated with the incremental debt issuances under the APAF III Term Loan and APAF IV Term Loan is recognized as an adjustment to interest expense, net over the term of the debt. For the year ended December 31, 2024, the adjustment to interest expense, net was $1.7 million. For the year ended December 31, 2023, the adjustment to interest expense, net was not material. Approximately $1.7 million of the gain in other comprehensive income will be reclassified into earnings during the next 12 months.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

The cash flow hedge was determined to be fully effective during the year ended December 31, 2024. As such, no amount of ineffectiveness has been included in net income. The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap.
Contingent Consideration
Caldera Acquisition
In connection with the Caldera Acquisition on December 20, 2023, contingent consideration of $8.0 million may be payable upon achieving certain power volumes generated by the acquired solar energy facilities. The Company estimated the fair value of contingent consideration for future earnout payments using a Monte Carlo simulation model. Significant assumptions used in the measurement include the estimated volumes of power generation of acquired solar energy facilities during the 12-month period since the acquisition date and the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of December 31, 2024 and 2023, the fair value of the contingent consideration was zero and $2.6 million, respectively, and was included in other current liabilities in the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company recorded a gain on remeasurement of contingent liability of $2.6 million and zero, respectively.
True Green II Acquisition
In connection with the True Green II acquisition on February 15, 2023, contingent consideration of $10.0 million may be payable upon the seller's completion of in-development solar energy facilities and the Company obtaining tax equity financing. The Company estimated the fair value of the contingent consideration by using the expected cash flow approach. These cash flows were then discounted to present value using the risk-adjusted discount rate associated with the business. As the inputs are not observable, the overall fair value measurement of the contingent consideration is classified as Level 3. As of December 31, 2024 and 2023, the fair value of the contingent consideration was $2.2 million and $4.7 million, respectively, and was included in other current liabilities in the consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recorded a loss $0.2 million and $2.0 million, respectively, on fair value remeasurement of contingent liability associated with the True Green II Acquisition in the consolidated statements of operations. The losses were recorded due to the remeasurement of the contingent liability based on the actual amount of tax equity financing received, as well as changes in significant assumptions used in the measurement, including the percentage of completion of in-development solar energy facilities. During the years ended December 31, 2024 and 2023, the Company paid $2.7 million and $5.3 million, respectively, to settle a portion of the contingent liability.
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
The liability for the contingent consideration associated with production volumes expired on June 30, 2022. The 36-month measurement period for the contingent liability associated with market power rates ended as of December 31, 2023, and the contingency was resolved with a $3.1 million payment in 2024. The liability for the contingent consideration associated with power rates is included in other current liabilities in the consolidated balance sheets at the estimated fair value of zero and $3.1 million as of December 31, 2024 and 2023, respectively. For years ended December 31, 2024, 2023, and 2022, the Company recorded a loss on fair value remeasurement of contingent consideration associated with power rates of zero, $0.2 million, and $1.7 million, respectively, within operating income in the consolidated statements of operations. Gains and losses are recorded due to changes in significant assumptions used in the measurement, including the actual versus estimated volumes of power generation of acquired solar energy facilities and market power rates.
Other
There were no other contingent consideration liabilities recorded during the years ended December 31, 2024 and 2023. Gain on fair value remeasurement of other contingent consideration of $0.5 million was recorded within operating income in the consolidated statements of operations for the year ended December 31, 2022.
Redeemable Warrant Liability

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

As part of the CBAH Merger, the Company assumed the Redeemable Warrant Liability of $47.6 million. On October 17, 2022, the Company redeemed all outstanding Redeemable Warrants. Prior to the redemption, Redeemable Warrants were recorded as liabilities in the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. There were no Redeemable Warrants outstanding during the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, the Company recorded a loss from fair value remeasurement of $5.6 million in the consolidated statements of operations.
10.Equity
As of December 31, 2024, the Company had 988,591,250 authorized and 159,999,527 issued and outstanding shares of Class A common stock. As of December 31, 2023, the Company had 988,591,250 authorized and 158,999,886 issued and outstanding shares of Class A common stock. Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2024 and 2023, no common stock dividends have been declared.
As of December 31, 2024, and 2023, the Company had 796,950 and 996,188 authorized and issued shares of Class B common stock, respectively, also referred to as Alignment Shares. Refer to Note 9, "Fair Value Measurements," for further details.
ATM Program
On April 6, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), Nomura Securities International, Inc. (“Nomura”) and Truist Securities, Inc. (“Truist” and, together with Cantor and Nomura, the “Agents,” and each, an “Agent”). The Sales Agreement provides for the offer and sale of Class A common stock from time to time through an “at the market offering” (“ATM”) program under which the Agents act as sales agent or principal, subject to certain limitations, including the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Pursuant to the prospectus supplement filed by the Company on April 6, 2023, the Company may offer and sell up to $200 million of shares of Class A common stock pursuant to the Sales Agreement. For the year ended December 31, 2024, no shares of common stock were sold through the ATM equity program.
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
Preferred Stock
The Company has authorized for issuance 10,000,000 shares of preferred stock. As of December 31, 2024 and 2023, no shares of preferred stock were issued.
11.Redeemable Noncontrolling Interests
The changes in the components of redeemable noncontrolling interests are presented in the table below:

	For the year ended December 31,
	2024	2023
Redeemable noncontrolling interest, beginning balance	$26,044	$18,133
Cash distributions	(3,418)	(2,320)
Accrued distributions to noncontrolling interests	(527)	(278)
Assumed noncontrolling interest through business combination	(100)	15,340
Assumed noncontrolling interest through asset acquisitions	—	201
Redemption of redeemable noncontrolling interests	—	(4,301)
Redeemable noncontrolling interests accretion to redemption value	466	—
Net (loss) income attributable to noncontrolling interest	(3,389)	(731)
Redeemable noncontrolling interest, ending balance	$19,076	$26,044

12.Leases
The following table presents the components of operating lease cost for the years ended December 31, 2024, 2023, and 2022:

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

	For the year ended December 31,
	2024	2023	2022
Operating lease expense	$16,474	$10,890	$6,798
Variable lease expense	1,799	1,742	1,185
Total lease expense	$18,273	$12,632	$7,983
The following table presents supplemental information related to our operating leases:

	For the year ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$16,265	$10,738	$6,501
Operating lease assets obtained in exchange for new operating lease liabilities	$23,200	$88,109	$21,123
Weighted-average remaining lease term, years	23.6 years	23.4 years	19.7 years
Weighted average discount rate	5.85%	5.59%	4.78%
Maturities of operating lease liabilities as of December 31, 2024, are as follows:

2025	$17,593
2026	16,610
2027	16,718
2028	16,783
2029	16,961
Thereafter	305,761
Total	$390,426
Less: Present value discount	(187,099)
Lease liability	$203,327
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
Performance Guarantee Obligations
The Company guarantees certain specified minimum solar energy production output under the Company’s PPA agreements, generally over a term of 10, 15 or 25 years. The solar energy systems are monitored to ensure these outputs are achieved. The Company evaluates if any amounts are due to customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. As of December 31, 2024 and 2023, the guaranteed minimum solar energy production has been met and the Company has recorded no performance guarantee obligations.
Purchase Commitments
In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers. As of December 31, 2024 and 2023, the Company had zero outstanding non-cancellable commitments to purchase solar modules.
14.Related Party Transactions
There was $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of December 31, 2024. There were $0.1 million due to related parties, as discussed below, and no amounts due from related parties as of December 31, 2023. Additionally, in the normal course of business, the Company conducts transactions with affiliates, including:
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
During the years ended December 31, 2024, 2023 and 2022, the Company paid $0.4 million, $1.3 million, and zero, respectively, of loan issuance costs to Blackstone.
Commercial Collaboration Agreement with CBRE
In connection with the CBAH Merger, the Company and CBRE entered into a commercial collaboration agreement (the “Commercial Collaboration Agreement”) effective upon the CBAH Merger, pursuant to which, among other things, CBRE will invite the Company to join CBRE’s strategic supplier program and CBRE will promote the Company as its preferred clean energy renewable provider/partner, CBRE and the Company will create a business opportunity referral program with CBRE’s brokers, CBRE will reasonably collaborate with the Company to develop and bring to market new products and/or bundles for Company’s customers, the Company will consider in good faith inviting CBRE to become a solar tax equity partner for the Company, on a non-exclusive basis, on market terms to be mutually agreed and CBRE will provide, at no cost to the Company, reasonable access to data-driven research and insights prepared by CBRE (subject to certain exceptions). The Commercial Collaboration Agreement continues for a period of seven years, with automatic one-year renewal period, unless earlier terminated by either party in accordance with the terms set forth therein.
On December 9, 2022, the Company amended the Commercial Collaboration Agreement to update the business arrangement and associated fee approach, which provides that CBRE employees, including brokers, non-brokers and other employees who partnered with the Company to bring clean electrification solutions to CBRE’s client base, who met certain minimum criteria (“Qualified Referral”) and who documented such Qualified Referral via an executed Development Agreement, would receive a development fee of between $0.015/watt to $0.030/watt depending on the business segment and teams of such CBRE employees. For the years ended December 31, 2024, 2023 and 2022, the Company incurred zero, zero, and $0.3 million of costs associated with the Commercial Collaboration Agreement. As of December 31, 2024 and 2023, there were no amounts due to CBRE associated with the Commercial Collaboration Agreement.
Master Services Agreement with CBRE
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the years ended December 31, 2024, 2023 and 2022, the Company incurred $0.7 million, $0.5 million and $0.1 million, respectively, for development services provided under the MSA. As of December 31, 2024 and 2023, there was $0.1 million due to CBRE for development services provided under the MSA.
Lease Agreements with Link Logistics and CBRE
Beginning in 2023, the Company has obtained rights to use rooftops to develop and operate solar facilities under lease agreements with subsidiaries of Link Logistics Real Estate Management LLC (“Link Logistics”), a Blackstone portfolio company, and with subsidiaries of CBRE. As of December 31, 2024, the Company recognized operating lease assets and operating lease liabilities of $32.1 million and $32.4 million, respectively, in the consolidated balance sheet related to these leases, which have a weighted average remaining lease term of 30 years. As of December 31, 2023, the Company recognized operating lease assets and operating lease liabilities of $24.3 million in the consolidated balance sheet related to these leases. During the years ended December 31, 2024 and 2023, payments made under these leases were $2.1 million and zero, respectively.
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

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

For the year ended December 31, 2024, the Company recognized $2.2 million of expenses in connection with the CEO transition which are included in general and administrative expenses in the consolidated statement of operations. As of December 31, 2024, there are $0.7 million of remaining payments under the Agreement, which are included in other current liabilities in the consolidated balance sheet.
15.Earnings per Share
The calculation of basic and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022, respectively, was as follows (in thousands, except share and per share amounts):

	For the year ended December 31,
	2024	2023	2022
Net income (loss) attributable to Altus Power, Inc.	$1,323	$(9,355)	$55,437
Income attributable to participating securities(1)	(7)	—	(433)
Net income (loss) attributable to common stockholders - basic and diluted	1,316	(9,355)	55,004
Class A Common Stock
Weighted average shares of common stock outstanding - basic(2)	159,730,462	158,699,959	154,648,788
Dilutive RSUs	948,211	—	536,284
Dilutive restricted stock	—	—	523,921
Weighted average shares of common stock outstanding - diluted	160,678,673	158,699,959	155,708,993
Net income (loss) attributable to common stockholders per share - basic	$0.01	$(0.06)	$0.36
Net income (loss) attributable to common stockholders per share - diluted	$0.01	$(0.06)	$0.35

(1) Represents the income attributable to 796,950, 996,188, and 1,207,500 Alignment Shares outstanding as of December 31, 2024, 2023, and 2022, respectively.
(2) For the years ended December 31, 2024, 2023, and 2022, the calculation of basic weighted average shares of common stock outstanding excludes zero, 210,710, and 542,511 shares, respectively, of the Company's Class A common stock provided to holders of Legacy Altus common stock, including shares that were subject to vesting conditions.

16.Asset Retirement Obligations
AROs consist primarily of costs to remove solar energy system assets at the end of their useful lives and costs to restore the solar energy system sites to the original condition, which are estimated based on current market rates. The following table presents the changes in AROs as recorded in other long-term liabilities in the consolidated balance sheets:

	For the year ended December 31,
	2024	2023
Balance at beginning of year	$17,014	$9,575
Additional obligations incurred	2,513	6,929
Accretion expense	799	536
Liabilities settled or disposed in the current year	—	(26)
Balance at end of year	$20,326	$17,014

17.Stock-based Compensation
The Company recognized $9.2 million, $15.0 million, and $9.4 million of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company had $16.8 million of unrecognized stock-based compensation expense related to unvested restricted units, which the Company expects to recognize over a weighted-average remaining period of approximately 1 year.
Legacy Incentive Plans
Prior to the CBAH Merger, Legacy Altus maintained the APAM Holdings LLC Restricted Units Plan, adopted in 2015 (the “APAM Plan”) and APAM Holdings LLC adopted the 2021 Profits Interest Incentive Plan (the “Holdings Plan”, and together with the APAM Plan, the “Legacy Incentive Plans”), which provided for the grant of restricted units that were intended to qualify as profits interests to employees, officers, directors and consultants. In connection with the CBAH Merger, vested restricted units previously granted under the Legacy Incentive Plans were exchanged for shares of Class A Common Stock, and unvested shares

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

of Legacy Altus common stock under each of the Legacy Incentive Plans were exchanged for restricted Class A Common Stock with the same vesting conditions. As of December 31, 2024 and 2023, zero and 210,710 shares of Class A Common Stock were restricted under the Holdings Plan, respectively. No further awards will be made under the Legacy Incentive Plans.
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
On March 28, 2024, the vesting conditions of such performance-based RSUs were modified by the compensation committee to set the hurdles at $14.00, $18.00, and $22.00, respectively. This modification impacted five grantees and resulted in $3.1 million of incremental expense. As of December 31, 2024, the unrecognized expense related to the modification was $0.8 million, which the Company expects to recognize over a weighted average period of approximately 2 years.
As of both December 31, 2024 and 2023, there were 30,992,545 shares of the Company's Class A common stock authorized for issuance under the Incentive Plan. The number of shares authorized for issuance under the Incentive Plan will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 5% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. The number of shares authorized for issuance under the Incentive Plan increased by 5% of outstanding shares as described in the foregoing on January 1, 2022, and January 1, 2023. The number of shares authorized for issuance under the Incentive Plan did not increase on January 1, 2024.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $9.2 million, $14.9 million, and $9.4 million of stock compensation expense in relation to the Incentive Plan, respectively. The following table summarizes the RSU activity during the years ended December 31, 2024, 2023, and 2022:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances as of December 31, 2021	—	$—
RSUs granted	8,105,539	5.27
RSUs forfeited	(65,650)	7.40
Balances as of December 31, 2022	8,039,889	5.25
RSUs granted	3,104,600	5.52
RSUs vested	(154,023)	7.25
RSUs forfeited	(300,655)	5.45
Balances as of December 31, 2023	10,689,811	5.29
RSUs granted	4,626,776	4.72
RSUs vested	(1,234,392)	5.49
RSUs forfeited	(4,695,563)	5.01
Balances as of December 31, 2024	9,386,632	$5.12
RSUs granted under the Incentive Plan includes performance stock units (“PSUs”) that are subject to market and service vesting conditions, each of which represents the right to receive one share of the Company's Class A Common Stock and which vest in

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF (TAN), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of PSUs vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs.
The fair value of such performance-based RSUs was estimated on the dates of the grants using the Monte Carlo simulation of potential outcomes with the following key inputs:

	For the year ended December 31,
	2024	2023	2022
Expected volatility	66%	60%	70%
Risk-free interest rate	4.35%	3.73%	1.94%
Expected term	2.9 years	2.9 years	5.0 years

RSUs granted during the year ended December 31, 2024, also includes 751,773 of incentive performance stock units (“GW Plan PSUs”) with a grant date fair value of $3.95 that cliff vest on December 31, 2026, if the Company adds 1.1 gigawatt of installed solar capacity starting January 1, 2024, and subject to continued employment on the vesting date. The number of GW Plan PSUs vested, and thus shares of Class A Common Stock issued, will be calculated based on the average stock price of the Company's Class A Common Stock during the twenty trading days prior to and including (if applicable) the vesting date (the “AMPS Price”) as follows:

AMPS Price	Payout
<$8	40%
$8-10.99	80%
$11-11.50	100%
$11.51-12.99	110%
$13+	120%
.
The fair value of GW Plan PSUs was estimated on the dates of the grants using the Monte Carlo simulation of potential outcomes with the following key inputs:

For the year ended December 31,
2024
Expected volatility	70%
Risk-free interest rate	4.40%
Expected term	2.7 years

Included in forfeited RSUs for the year ended December 31, 2024, are the 4,283,452 unvested RSUs and PSUs granted under the Incentive Plan to Mr. Norell, which were forfeited in connection with the CEO transition described in Note 14, "Related Party Transactions." This forfeiture resulted in the reversal of $8.7 million of previously recognized stock-based compensation expense during the second quarter of 2024.
Employee Stock Purchase Plan
On December 9, 2021, we adopted the 2021 Employee Stock Purchase Plan ("ESPP"), which provides a means by which eligible employees may be given an opportunity to purchase shares of the Company’s Class A common stock. As of both December 31, 2024 and 2023, there were 4,662,020 shares of the Company's Class A common stock authorized for issuance under the ESPP. The number of shares authorized for issuance under the ESPP will increase on January 1 of each year from 2024 to 2031 by the lesser of (i) 1% of the number of shares outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company's board of directors. For the years ended December 31, 2024 and 2023, no shares of the Company’s Class A common stock were issued and no stock-based compensation expense was recognized in relation to the ESPP. The number of shares authorized for issuance under the ESPP increased by 1% of outstanding shares as described in the foregoing on January 1, 2022, and January 1, 2023. The number of shares authorized for issuance under the ESPP did not increase on January 1, 2024.

18.Income Taxes

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Income tax expense (benefit) is composed of the following:

	For the year ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	50	32	(2)
Total current expense (benefit)	50	32	(2)
Deferred:
Federal	16,301	(959)	1,051
State	(2,107)	244	27
Total deferred tax expense (benefit)	$14,194	$(715)	$1,078
Income tax expense (benefit)	$14,244	$(683)	$1,076

The following table presents a reconciliation of the income tax expense (benefit) computed at the U.S. federal statutory rate and the Company’s income tax expense (benefit):

	For the year ended December 31,
	2024	2023	2022
Income tax expense (benefit) – computed as 21% of pretax (loss) income	$757	$(5,598)	$11,181
Effect of noncontrolling interests and redeemable noncontrolling interests	2,518	3,490	691
State tax, net of federal benefit	(1,576)	169	(138)
Valuation allowance	21,807	73	158
Transaction costs related to the CBAH Merger	—	—	(12)
Transaction costs related to the CBAH Merger (return to provision)	—	—	(678)
Effect of tax credits	(726)	(254)	(75)
Stock-based compensation	308	2,480	1,614
Change in fair value of redeemable warrant and Alignment Shares liability	(8,615)	(1,183)	(11,690)
Deferred rate change	(1,749)	—	—
Other deferred items	1,520	140	25
Income tax expense (benefit)	$14,244	$(683)	$1,076
Effective income tax rate	398.2%	2.6%	2.0%

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024 and 2023, the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$135,266	$86,078
Intangible liabilities	—	397
Deferred financing costs	9,618	6,334
Tax credits	1,684	945
Operating lease liability	27,350	24,813
Asset retirement obligation	2,559	4,453
Stock-based compensation	2,092	1,096
Accrued bonus	1,128	—
Derivative liability	—	1,973
Sec. 163(j) interest limitation	41,266	27,567
Total deferred tax assets	$220,963	$153,656
Valuation allowance	(22,675)	(868)
Net deferred tax assets	$198,288	$152,788
Deferred tax liabilities:
Property, plant and equipment	$(131,249)	$(94,286)
Intangible assets	(611)	(617)
Operating lease asset	(24,262)	(22,224)
Derivative assets	(550)	—
Other liabilities	(448)	—
Investments in partnerships	(64,033)	(45,492)
Total deferred tax liabilities	(221,153)	(162,619)
Net deferred tax liability	$(22,865)	$(9,831)

As of December 31, 2024 and 2023, the Company had US federal net operating loss carryforwards of $523.7 million and $340.1 million, respectively, available to offset future federal taxable income which will begin to expire in 2034. The Company has federal net operating loss carryforwards of $486.6 million, which can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company had $241.4 million and $47.6 million of US federal net operating loss subject to limitation under Internal Revenue Code Section 382. As of December 31, 2024 and 2023, the Company had state net operating losses of $392.8 million and $225.7 million, respectively, of which $0.8 million will expire in 2025, if not utilized.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. As of December 31, 2024 and 2023, the Company has recorded a valuation allowance of $22.7 million and $0.9 million, respectively, for its deferred tax assets associated with federal, foreign, and state net operating losses that are more likely than not to expire.
As of December 31, 2024 and 2023, the Company had, under IRC Sec. 163(j), a gross interest expense limitation carryforward of $167.0 million and $108.5 million, respectively with an indefinite carryforward period.
The Company applies the applicable authoritative guidance which prescribes a comprehensive model for a manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2024, the Company has no uncertain tax positions. No amounts of interest and penalties were recognized in the Company’s financial statements and the Company’s policy is to present interest and penalties as a component of income tax expense.
The Company files federal income tax returns and state income tax returns in multiple jurisdictions. The statute of limitation remains open for tax years after 2014.

Altus Power, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data, unless otherwise noted)

19.Subsequent Events
The Company has evaluated subsequent events from December 31, 2024, through March 17, 2025, which is the date the audited consolidated financial statements were available to be issued. Other than the subsequent event disclosed below, there are no subsequent events requiring recording or disclosure in the consolidated financial statements.
Agreement and Plan of Merger
On February 5, 2025, the Company entered into an Agreement and Plan of Merger with subsidiaries of TPG Global, LLC through its TPG Rise Climate Transition Infrastructure fund, as disclosed in the Company's Form 8-K filed with the SEC on February 6, 2025. Consummation of the transaction is subject to approval of the Company's Class A common stockholders and the satisfaction of other customary closing conditions, including regulatory approvals.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a‐15(e) and 15d‐15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”).

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

Based on this evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2024, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our internal controls over financial reporting were effective as of December 31, 2024.

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

In connection with the preparation of our financial statements for the years ended December 31, 2021, and 2020, prior to our initial public offering, we identified material weaknesses in our internal control over financial reporting which continued through 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We have remediated material weaknesses in internal control over financial reporting, which relate to: (a) insufficient qualified personnel, which caused management to be unable to appropriately define responsibilities to create an effective control environment; (b) the lack of a formalized risk assessment process; and (c) selection and development of control activities, including over information technology.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10‐K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Remediation Plan

As of December 31, 2024, we successfully remediated the material weaknesses previously identified in our internal control over financial reporting. The remediation efforts included the following actions:

•We hired and maintained additional qualified personnel with the appropriate level of experience and technical expertise to oversee our business processes and controls.

•We implemented a formalized risk assessment process to identify and address potential risks in a timely manner.

•We developed and implemented numerous controls over systems, information technology, process, governance and people to improve the broader effectiveness of internal controls over financial reporting.

As a result of these efforts, management has concluded that our internal control over financial reporting is now effective.

We cannot assure you that the measures we have taken to date will be sufficient to avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

As discussed above, we have implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal controls over financial reporting. Other than those measures, there have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a) None.
(b) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
THE BOARD OF DIRECTORS AND CERTAIN GOVERNANCE MATTERS
Our Board manages or directs the business and affairs of the Company, as provided by the Delaware General Corporation Law (the “DGCL”), and conducts its business through meetings of the Board and three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee.
Our Board evaluates the Company’s corporate governance policies on an ongoing basis with a view towards maintaining the best corporate governance practices in the context of the Company’s current business environment and aligning our governance practices closely with the interests of our stockholders. Our Board and management value the perspective of our stockholders and encourage stockholders to communicate with the Board as described under “Communication with Directors” below.
As of December 31, 2024, Mr. Felton, Ms. Detrick, Mr. Peretz, Mr. Shapiro, Mr. Horn and Ms. Reich served as directors of the Company and Mr. Bernard served as the Class B director of the Company. Diane D. Brink who was previously on our Board served in that capacity until her resignation on March 19, 2024. Mr. Concannon, who was previously our Class B Director, resigned from our Board on February 27, 2024 and Robert C. Bernard was appointed by the Class B Stockholders as the Class B Director on February 27, 2024.
Composition of the Board
We have a classified Board, with two directors in Class I (Richard N. Peretz and Tina C. Reich), two directors in Class II (Christine R. Detrick and Robert M. Horn) and two directors in Class III (Richard A. Shapiro and Gregg J. Felton). In addition, Robert C. Bernard serves as the Class B director.
Board Leadership Structure
Currently, the role of Chairperson of the Board is separated from the role of the Chief Executive Officer. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairperson to lead the Board in his or her fundamental role of providing advice to, and independent oversight of management. Our Board recognizes the time, effort, and energy that the Chief Executive Officer are required to devote to their position in the current business environment, as well as the commitment required to serve as our Chairperson, particularly as the Board’s oversight responsibilities continue to grow. While our second amended and restated bylaws and our corporate governance guidelines do not require that our chair and chief executive officer positions be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.
Director Independence
The New York Stock Exchange (“NYSE”) listing standards require that a majority of the board of directors of a company listed on NYSE be composed of “independent directors.” An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that each of Christine R. Detrick, Richard N. Peretz, Richard A. Shapiro, Robert M. Horn, Tina C. Reich and Robert C. Bernard are independent directors under the NYSE listing standards. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that each of the members of the audit committee of our Board, Richard N. Peretz, Tina C. Reich and Christine Detrick is an independent director under Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has and will have with the Company and all other facts and circumstances that the Board deemed relevant in determining independence, including the beneficial ownership of the Company’s common stock by each non-employee director (and related entities) and certain transactions involving them described in the section entitled “Certain Relationships and Related Person Transactions.”
Committees and Attendance

Our Board held thirteen (13) meetings during 2024. During that time, no member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board (held during the period for which he was a director) and (ii) the total number of meetings held by all committees of our Board on which he served (held during the period that such director served).
In addition to regular meetings of our Board, the Company’s independent directors typically meet in executive sessions without management participation after each Board meeting.
The standing committees of our Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board may from time to time establish other committees.
Current Members of the Board of Directors
The following information describes the offices held and other business directorships, the class and term of each director. Beneficial ownership for these directors is also shown under "Security Ownership of Certain Beneficial Owners and Management" below.

Christine R. Detrick, age 66, has served as the Chairperson of our Board since December 2021. From 2002 until 2012, Ms. Detrick was a Senior Partner, Leader of the Financial Services Practice, and a Senior Advisor at Bain & Company. Before joining Bain, she served for 10 years at A.T. Kearney, Inc., including as Leader of the Global Financial Institutions group and a member of the board of management and board of directors. Prior to those roles, she was a founding member of a venture capital firm specializing in savings and loan institutions and served as the chief executive officer of St. Louis Bank for Savings and was a consultant at McKinsey and Company earlier in her career. Ms. Detrick currently serves on the board of Capital One Financial Corporation and is a member of its audit committee and its risk committee. Ms. Detrick also serves as chair of the board of directors of Hartford Mutual Funds, a mutual fund company, and is chair of its contracts committee and a member of its nominating and governance committee and on the board of Charles River Associates, a public management consulting firm, and is the chair of its nominating and governance committee and a member of its executive committee and compensation committee. She also previously served on the board of Reinsurance Group of America, a publicly traded reinsurance company, and served as chair of the nominating and governance committee and the board of directors of Forest City Realty Trust, a public real estate investment trust, as chair of its compensation committee. She received her B.S. in Economics from the Wharton School of the University of Pennsylvania. Ms. Detrick is well-qualified to serve on our Board due to her extensive background in corporate governance, management consulting, industry experience and board experience. Ms. Detrick is a Class II director, whose term expires at the 2026 annual meeting of stockholders.

Gregg J. Felton, age 53, has served as a member of our Board since December 2021. Mr. Felton is also a Co-Founder and Co-CEO of Altus and has been with Altus since 2013. Previously, Mr. Felton was a partner of Goldman Sachs and the Chief Investment Officer of the Credit Alternatives platform at Goldman Sachs Asset Management, where he oversaw hedge funds as well as several private credit vehicles, mutual funds, and separate accounts aggregating over $5 billion. Prior to joining Goldman Sachs, Mr. Felton was a senior portfolio manager at Amaranth Advisors, a multi-strategy hedge fund located in Greenwich, Connecticut. He led Amaranth’s global corporate credit investment team from 2000 to 2006. Before joining Amaranth, he was a vice president at Chase Manhattan Bank. Mr. Felton earned his Bachelor of Arts in Economics from Tufts University and a J.D. and M.B.A. from the Georgetown University Law Center and School of Business, respectively. Mr. Felton is well-qualified to serve on our Board due to his business acumen, transactional experience and investment banking and structured finance experience. Mr. Felton is a Class III director, whose term expires at the 2027 annual meeting of stockholders.

Robert M. Horn, age 43, has served as a member of our Board since December 2021. Mr. Horn joined Blackstone Credit in 2005 and is Global Head of Infrastructure and Asset Based Credit in Blackstone Credit and Insurance (BXCI), which comprises the Blackstone's activities in infrastructure credit, energy transition, and asset-based finance. Prior to joining Blackstone Credit, Mr. Horn worked in Credit Suisse’s Global Energy Group, where he advised on high yield financings and merger and acquisition assignments for companies in the power and utilities sector. Since September 2020, Mr. Horn also serves on the board of directors of ClearGen and since February 2017, Mr. Horn also serves on the board of directors of M6 Midstream. Mr. Horn earned his Bachelor of Commerce with honors from McGill University, where he graduated with academic honors. Mr. Horn is well-qualified to serve on our Board due to his investment and mergers and acquisitions experience as well as his background in ESG and overall business acumen. Mr. Horn is a Class II director, whose term expires at the 2026 annual meeting of stockholders.

Richard N. Peretz, age 63, has served as a member of our Board since December 2021. From 2015 until he retired in February 2020, Mr. Peretz was the Chief Financial Officer of United Parcel Service, Inc. (“UPS”). Prior to that, Mr. Peretz served in multiple leadership roles at UPS for over 30 years, including as Controller and Treasurer, along with leading the mergers and acquisitions group from 2007 to 2015. Since January 2021, Mr. Peretz also serves on the board of directors of Tribe Capital Growth Corp. I. and serves on the audit committee for the company. Since March 2024, Mr. Peretz also serves on the board of directors of The Chef’s Warehouse, Inc. and is a member of the compensation and audit committee for the company. He also served on the board of directors for Electric Last Mile Solution, Inc. from November 2021 to June 2023. Mr. Peretz earned his Bachelor of Business Administration from the University of Texas at San Antonio and his Master's in Business Administration from Emory University. Mr. Peretz is well-qualified to serve on our Board due to financial expertise and his experience servicing on other public company audit committees. Mr. Peretz is a Class I director, whose term expires at the 2025 annual meeting of stockholders.

Tina C. Reich, age 48, has served as a member of our Board since November 2023. She served as Chief Credit Officer of the Global Business Financing, Payments, and Digital Experiences group of American Express, and was also responsible for Global

Merchant and Network Services risk from March 2019 to December 2021. Prior to that role, Ms. Reich served as Chief Risk Officer and Chief Data Scientist at Credibly, a fintech platform, where she served from 2014 to 2019. In addition, she has held leadership positions overseeing various areas, including data science, marketing analytics, risk management, and digital experiences at American Express, Citibank, and JPMorgan Chase. Ms. Reich graduated from the Massachusetts Institute of Technology with a degree in economics. She has been on the board of directors of Santander Holdings USA, Inc. and Santander Bank, N.A. since July 2023 and serves as a member of the Risk and Audit Committee. Ms. Reich has also been a member of the board of directors of the SaaS technology company BILL Holdings Inc. since June 2022, and serves on the audit committee as well as the cybersecurity and technology committee and chairs the Payments Risk Sub-committee. Ms. Reich is a member of the MIT Corporation, Development Committee and recently appointed to the MIT Stephen A. Schwartzman College of Computing Dean's Advisory Council. Ms. Reich is an advisor to a number of global fintech companies, PE, VC and investment firms and previously served on the board of Citicorp Payment Services. Ms. Reich is well-qualified to serve on our Board due to her technology, digital, data science, risk management, and marketing analytics experience, in addition to her experience serving on other public company boards. Ms. Reich is a Class I director, whose term expires at the 2025 annual meeting of stockholders.

Richard A. Shapiro, age 54, has served as a member of our Board since August 2024. Mr. Shapiro brings nearly three decades of investment management experience, as well as restructuring and turnaround experience from the Board level. Since 2021, Shapiro has served as the Founder and Chief Investment Officer of Ridge Run Partners, LLC, a family office firm. Previously, Shapiro served as Portfolio Manager at Millennium Management, a multi-billion dollar hedge fund, where he was focused on equity investments and was a Partner at Wexford Capital, a multi-billion dollar hedge fund. Mr. Shapiro holds an MBA from Georgetown University and a BS in Business Administration from the University of Southern California. Mr. Shapiro serves on the board of directors of Elah Holdings and Orion Energy Systems, Inc., where he is also on the compensation committee. Mr. Shapiro is a Class III director, whose term expires at the 2027 annual meeting of stockholders.

Robert C. Bernard, age 59, has served as our Board’s Class B director since February 2024. Since February 2023, Mr. Bernard has served as Chief Sustainability Officer with CBRE. Prior to that, he was Managing Director and Founder of CommonWeath Equity Partners, LLC, a circular economy private equity firm focused on investments that convert highly polluting waste streams into profitable products, from August 2019 to December 2022. He served as a Strategic Advisor, Global Head of Strategic Partnerships, for National Geographic from October 2018 to July 2019 and held various positions as Chief Environmental Strategist, General Manager Global Software Partnerships and Senior Director of Program Management, with Microsoft, a software company, from 1997 to 2018. Mr. Bernard has also been on the Board of Directors and Compensation Committee of Ecore International, a privately held manufacturer of recycled rubber products, since January 2021. Mr. Bernard is the Class B director, whose term expires at the 2025 annual meeting of stockholders.

Role of Board in Risk Oversight Process
Our Board has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. The compensation committee is responsible for overseeing the management of risks associated with our compensation policies and practices. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The nominating and corporate governance committee is responsible for overseeing the management of risks associated with potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through discussions from committee members about such risks. Because of the role of the Board and its committees in risk oversight, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of regulatory risks, compliance risks, and the risks relating to our operations. Our Board believes its current leadership structure enables it to effectively provide oversight with respect to such risks.
Audit Committee
Richard N. Peretz, Christine R. Detrick and Tina C. Reich were the members of our audit committee as of December 31, 2024. Mr. Peretz is the chairperson of our audit committee. Ms. Brink resigned from the Board, the audit committee and compensation committee on March 19, 2024, and the Board appointed Ms. Detrick to the audit committee to fill such vacancy. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance requirements and the independence requirements of Rule 10A-3 of the Exchange Act. Richard N. Peretz qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and meets the financial literacy requirements of the NYSE.
The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board in overseeing and monitoring (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, (4) the performance of our internal audit function and (5) the performance of our independent registered public accounting firm. The audit committee is also responsible for oversight of general compliance and overall enterprise risk assessment and risk management as well as reviewing any related party transactions and other potential conflict of interest situations on an ongoing basis.
The audit committee’s responsibilities also include:
•monitoring our tax risk posture, including tax planning and compliance practices;

•reviewing and discussing with management and the independent registered public accounting firm our annual and interim consolidated financial statements and related disclosures as well as critical accounting policies and practices used by us;
•reviewing and discussing with management and our independent registered public accounting firm our earnings releases;
•monitoring compliance with our code of business conduct and ethics;
•establishing and overseeing procedures for the receipt, retention and treatment of complaints and concerns;
•overseeing the integrity of our information technology systems, processes and cybersecurity; and
•reviewing and approving the internal audit function’s annual audit plan and all major changes to the plan; reviewing and discussing with the internal auditors the scope, progress and results of executing the internal audit plan; and receiving reports on the status of significant findings and recommendations as well as management’s responses.
All audit services and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.
Our Board adopted a written charter for the audit committee, which is available on our website at https://investors.altuspower.com.
During the fiscal year ended December 31, 2024 the Company’s audit committee met four (4) times, with all members of the audit committee attending at least 75% of such meetings. The report of the audit committee is included in this Proxy Statement under “Report of the Audit Committee.”
Compensation Committee
Richard A. Shapiro, Richard P. Peretz, Robert C. Bernard and Robert M. Horn were the members of our compensation committee as of December 31, 2024. Ms. Brink resigned from the Board, the audit committee and compensation committee on March 19, 2024, and the Board appointed Mr. Peretz as chair of compensation committee and added Mr. Bernard to the compensation committee. On July 19, 2024, Mr. Shapiro was appointed to the Board and the chair of the compensation committee. The purpose of the compensation committee is to assist our Board in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) once applicable, preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.
The compensation committee’s responsibilities also include:
•establishing and administering our equity and other incentive plans and reviewing our benefit plans;
•reviewing our incentive compensation arrangements to determine whether they encourage excessive risk-taking, and reviewing and discussing at least annually the relationship between risk management policies and practices and compensation, and evaluating compensation policies and practices that could mitigate any such risk;
•appointing, compensating, and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;
•conducting the independence assessment outlined in the rules of the NYSE with respect to any compensation consultant, legal counsel, or other advisor retained by the compensation committee; and
•reviewing and approving our policies and procedures for the grant of equity-based awards and granting equity awards.
Our Board adopted a written charter for the compensation committee, which is available on our website at https://investors.altuspower.com.
During the fiscal year ended December 31, 2023, the Company’s compensation committee met six (6) times, with all members of the compensation committee of the Company, except for Rob Horn, attending at least 75% of such meetings.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee currently consists of Tina C. Reich, who serves as chairperson, Richard N. Peretz and Christine R. Detrick. Tina C. Reich was appointed as chair of the nominating and corporate governance committee on August 5, 2024. The purpose of the nominating and corporate governance committee is to carry out the responsibilities delegated by the Board relating to the nominations process and procedures and the development and maintenance of the Company’s corporate governance policies.
The nominating and corporate governance committee’s responsibilities also include:
•identifying individuals qualified to become new Board members, consistent with criteria approved by the Board;
•reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders;
•identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee;
•overseeing the process for annual evaluations of the performance of our Board and its committees;
•reviewing and recommending to the Board corporate governance principles applicable to us;
•providing for new director orientation and continuing education for existing directors on a periodic basis;
•reviewing and discussing with management disclosure of our corporate governance practices, including information regarding the operations of the committees of our Board, director independence and the director nominations process for inclusion in our annual report or proxy statement, as applicable;
•reviewing our strategies, activities and policies regarding environmental, social and governance-related matters;
•considering any questions of possible conflicts of interest of members of the Board; and
•overseeing succession planning.
Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our website at https://investors.altuspower.com.
During the fiscal year ended December 31, 2023, the Company’s nominating and corporate governance committee met five (5) times, with all members of the nominating and corporate governance committee of the Company attending at least 75% of such meetings.
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officers, principal financial officer and principal accounting officer, which is available on our website. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website at https://investors.altuspower.com. Information contained on or accessible through the website is not a part of this Proxy Statement, and the inclusion of the website address in in this Proxy Statement is an inactive textual reference only.
We have also adopted corporate governance guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. Our corporate governance guidelines are available on our website at https://investors.altuspower.com.
Our Board has also adopted stock ownership guidelines establishing a minimum share ownership requirement for our non-employee directors, other than non-employee directors that elect not to receive compensation in connection with their service as non-employee directors. See the section titled, “Executive Compensation—Other Compensation Policies—Stock Ownership Guidelines.”

Commitment to Sustainability
Altus Power was founded to change modern power generation and consumption patterns. Our mission to create a clean electrification ecosystem that can provide renewable energy to every business, home and electric vehicle is intrinsically linked to clean, renewable power as the foundation for a sustainable future.
We believe that leadership in environmental, social and governance practices is central to accomplishing our mission, so we continually take steps to isolate and address the environmental and social risks of our operations and products. To this end, our management has established a corporate social responsibility committee that is dedicated to improving the sustainability practices throughout the Company. Our team is passionate about empowering communities and businesses to accelerate the global energy transition while also doing everything we can to foster a diverse, inclusive, and innovative corporate culture at Altus Power. We are also members of the United Nations Global Compact and are committed to adhering to its principles-based approach to responsible business.

Our sustainability efforts are organized into the three sustainability pillars: Environmental, Social and Governance. We report how we oversee and manage sustainability factors in an annual sustainability report, which can be found by visiting https://www.altuspower.com/sustainability.

Environmental
Our Environmental Pillar illustrates how we are committed to providing clean, affordable energy to our customers; maintaining robust environmental management safeguards that protect the environment and communities we build in, and by striving for sustainable corporate operations. Understanding the wider environmental impacts of our investing and operating decisions through integration of clear, actionable, and measurable sustainability practices across our business units will help us in building community and infrastructure resilience and sustainability.

The solar arrays that we build and maintain will produce clean and affordable energy for years to come, displacing utility power generated from fossil fuels and directly enabling households and corporations to reduce their own carbon footprint. Altus is empowering our residential and corporate customers, partners, and communities to reach their sustainability goals.

In addition to empowering others on their sustainability journey, it is equally important that we consider the environmental impacts of our own business. We strive to be industry leaders in environmental stewardship. We maintain a robust environmental management program to ensure we protect the environment in the communities where we build and are implementing strategies to address the emissions involved with building a solar project. Whenever possible, Altus partners with businesses to provide North American manufactured solar panels. Finally, we are developing processes to measure and track the Scope 1, Scope 2, and material Scope 3 carbon emissions from our business.

Social
Our Social Pillar is committed to enriching the communities in which we live, work, and serve. By building a diverse and inclusive work force and ensuring a safety-first workplace for our employees, we work towards protecting the interests of all our stakeholders.
We continue to invest into building our team. With high aspirations for growing the business we have also focused on growing the team. In expanding our team, our priority was attracting a diverse group of talented individuals across the United States. We recognize that our Company’s resiliency is strengthened by our differences. Having a diverse and inclusive workplace is critical to the innovation and development of new ideas. This foundation is essential for us to meet our business objectives, and translates into our commitment to diversity, equity and inclusion. We are focused on attracting and hiring diverse candidates, developing and mentoring our employees, and retaining and challenging our talented individuals as they grow at Altus.
Governance
Our Governance Pillar is focused on adhering to the highest standards of corporate governance. Altus Power maintains a comprehensive governance framework that builds transparency, accountability, regulatory compliance, risk management, and responsible management into all our business endeavors. We believe that strong governance is the foundation on which all resilient and successful companies are built. We consistently strive for the highest standards of ethical business conduct and the continued development of strong and resilient governance practices. Our Board oversees senior management in the ethical operation of the company to ensure actions taken are in the best interest of shareholders and stakeholders. Through guidance from our Board and the internal corporate social responsibility committee, we reinforce senior leadership alignment on ESG strategy across each of our business units.

All of our actions and each of our ESG pillars are underpinned by the goal of driving the clean energy transition of our customers across the United States.
Director Nomination Process
Our Board has delegated to the nominating and corporate governance committee the task of identifying, considering, recruiting, reviewing and recommending a slate of director nominees to be proposed by the Board to the stockholders, and recommending any director nominees to be elected by the Board to fill interim vacancies. It is the policy of our Board that directors should possess strong personal and professional ethics, integrity and values; be business savvy and genuinely interested in the Company; and be committed to representing the long-term interests of the stockholders. The Board is also intended to encompass a range of talents, ages, skills, diversity and expertise sufficient to provide sound and prudent oversight with respect to the operations and interests of the business. Selection of candidates includes consideration of a range of diversity perspectives, including, but not limited to, professional and personal background, experience, strategic thinking, relevant skills, business and operations expertise, relevant knowledge and length of service.
The biography for each of the director included herein indicate each director’s experience, qualifications, attributes and skills that led our nominating and corporate governance committee and our Board to conclude each such director should continue to serve as a director of our Company. Our nominating and corporate governance committee and our Board believe that each of the directors has the individual attributes and characteristics required of each of our directors, and the directors as a group possess the skillset and specific experience desired of our Board as a whole.
Stockholders have the right under our second amended and restated bylaws to directly nominate director candidates for election at an annual meeting of stockholders, without any action or recommendation on the part of the nominating and corporate governance committee or our Board, by submitting to the Company as to each nominee that the stockholder proposes for election or re-election as a director all information relating to such nominee that would be required to be disclosed in solicitations of proxies for the election of such nominee as a director pursuant to Regulation 14A under the Exchange Act and such nominee’s written consent (I) to be named as a nominee in the Company’s proxy statement, proxy card, and/or ballot, if the Board approves such inclusion, and (II) to serve as a director if elected. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Company and to determine the independence of such director under the Exchange Act and the rules and regulations thereunder and of the NYSE. Any such nomination must be made by a stockholder of record of the Company at the time of making such nomination and meet such other requirements as are set forth in the Company’s second amended and restated bylaws. Such nomination information should be submitted to: Altus Power, Inc., 2200 Atlantic Street, 6th Floor, Stamford, CT 06902, Attention: Corporate Secretary.
Communication with Directors
Any stockholder or other interested parties desiring to communicate with our Board, or one or more of our directors, may send a letter addressed to Board of Directors, Altus Power, Inc., 2200 Atlantic Street, 6th Floor, Stamford, CT 06902, Attention: Corporate Secretary. All such letters will be promptly forwarded to the appropriate members of our Board, the appropriate committee chairperson or individual directors, as applicable, by the Secretary. The mailing envelope should contain a clear notation that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” All such letters should clearly state whether the intended recipients are all members of our Board or certain specified individual directors. The Board has authorized the Corporate Secretary, in her discretion, to forward communications on a more expedited basis, if circumstances warrant, or to exclude a communication if it is illegal, unduly hostile or threatening, or similarly inappropriate. Advertisements, solicitations for periodical or other subscriptions, and other similar communications generally will not be forwarded to the directors.
Director Attendance at Annual Meeting
Each director who is up for election at the Annual Meeting of Stockholders or who has a term that continues after the Annual Meeting is expected to attend the Annual Meeting. The Company does not have a formal policy with respect to attendance of annual meetings of stockholders by its directors; however, all members of the Board, including directors who are up for election at the Annual Meeting, are encouraged to attend. All of the Company’s then-serving directors attended the 2023 annual meeting of stockholders.

EXECUTIVE OFFICERS
The below table identifies and sets forth certain biographical and other information regarding our executive officers as of March 28, 2024. There are no family relationships among any of our executive officers or directors.

Name	Age	Position
Gregg J. Felton	53	Chief Executive Officer and Director
Anthony P. Savino	67	Chief Construction Officer
Dustin L. Weber	44	Chief Financial Officer

Executive Officers
Anthony P. Savino. Mr. Savino is a Co-Founder of the Company and serves as our Chief Construction Officer and leads the Engineering, Construction and Energy Optimization Teams. Prior to co-founding the Company in 2009, Mr. Savino spent his career in architecture, development and construction with over thirty-five years of design and field experience, in commercial and residential projects. In addition to his education and training in architecture, Mr. Savino has completed specialized studies in passive solar, wind and photovoltaic systems. Mr. Savino earned a Bachelor of Architecture degree from the University of Miami with a specialization in Alternate Energy Systems.
Dustin L. Weber. Mr. Weber serves as the Chief Financial Officer of the Company, a position he has held since 2018. As Chief Financial Officer, Mr. Weber oversees the Company’s accounting and finance department. Prior to his role as Chief Financial Officer, Mr. Weber held the position of Managing Director of the Company from 2013 to 2018. Before joining the Company, Mr. Weber worked for seven years on the energy desk at Torus Capital, a multi-strategy trading firm located in New York. At Torus, Mr. Weber focused on the broad energy markets with a specific emphasis on crude oil and natural gas commodities. Mr. Weber holds a Bachelor’s of Science in business from Ferris State University in Michigan.
Insider Trading Policy

The Company has adopted and maintains an Insider Trading Policy (the “Policy”) that governs transactions involving the Company’s securities by the Company’s directors, executive officers and employees, and their respective related persons. The Policy requires directors, executive officers, and certain employees to consult with the Company’s Chief Legal Officer, who serves as the Compliance Officer under the Policy, prior to engaging in certain transactions involving the Company’s securities. The Policy is designed to promote compliance with insider trading laws, rules and regulations and the NYSE listing standards that are applicable to the Company.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2024, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2024, except with respect to: a Form 4 for Mr. Norell filed in April 2024, a Form 4 for Mr. Weber filed in February 2024 and April 2024, respectively, a Form 4 for Mr. Savino filed in February 2024 and April 2024, respectively, and a Form 4 for Mr. Felton filed in April 2024. Each such late filing was the result of administrative error. CBRE Acquisition Sponsor, LLC additionally filed a late Form 4 in July 2024.

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Compensation Discussion and Philosophy

As an intentionally lean, high-growth company in the in-demand renewable energy space where talent remains scarce, drawing from high cost-of-living communities of New York, New Jersey and Connecticut and its suburbs, we aim to offer competitive compensation to attract and retain our top tier talent. We work with specialized recruiters focused on our industry and this tri-state area to benchmark market compensation, as applicable. We consider overall company performance, individual performance, and the impact of the role in determining base and cash bonus for both our executive leadership and senior management employees. We reward exceptional contributions and results, as determined by management given the contributions or results. Our compensation philosophy recognizes the higher demands we place on our people as a lean organization. We believe it is important to further incentivize our employees by issuing RSUs to provide our dedicated team the opportunity to create long-term value, which align our employees’ actions with the interests of shareholders, which is one of the main reasons we issue equity-based compensation.
Introduction
This section provides an overview of the Company’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. Throughout this section, unless otherwise noted, “we,” “us,” “our” and similar terms refer to the Company and its subsidiaries.
For the year ended December 31, 2024, our named executive officers (“Named Executive Officers” or “NEOs”) were:
•Gregg Felton, Chief Executive Officer;

•Anthony Savino, Chief Construction Officer; and
•Dustin Weber, Chief Financial Officer.
The compensation committee of our Board sets the executive compensation philosophy and oversees and determines the compensation and benefits of our Chief Executive Officer and other executive officers of the Company. The compensation committee also oversees our management equity programs and is committed to providing an executive compensation program that supports the alignment of our management team’s interests with those of our stockholders. With respect to base salaries, annual incentive compensation and long-term incentives, the compensation committee establishes the compensation mix, performance measures, goals, targets and business objectives based on the Company’s competitive marketplace. In setting compensation, the compensation committee receives input from Pearl Meyer (“PM”), its compensation consultant, to provide compensation that appropriately attracts, retains, and incentivizes executives who are able to execute on our vision to reduce carbon emissions, increase resilience to climate change and execute our operational plans with a focus on sustainable long-term growth.
In addition to base salary and annual cash bonuses, the Company grants stock-based awards under the 2021 Omnibus Incentive Plan, as amended (the “Incentive Plan”), which include awards with time-based and performance-based vesting. In addition, the NEOs are eligible to participate in the employee stock purchase plan on the same basis as all of our eligible employees. The compensation committee’s focus on stock-based compensation is designed to promote the Company’s interests and align executive incentives with the interests of our stockholders.
The cash bonuses are designed to reward short term achievements and are calculated based on revenue and adjusted EBITDA as well as certain non-financial metrics, such as achievement of certain strategic and operational goals for year. Continued employment on the vesting dates are the requirements the time-based equity. In addition to continued employment, long term achievements based on total shareholder return are required under the parameters of the performance equity.
Our Board has adopted stock ownership guidelines establishing a minimum stock ownership requirement for executive officers and non-employee directors. Shares unowned outright, shares held in trust for their benefit, shares purchased under the ESPP, and shares underlying vested incentives count towards satisfaction of these Guidelines (as described therein). The table provides the requirements for our Chief Executive Officer, other executive officers, and outside directors with respect to minimum ownership of our stock.

Position	Multiple of annual base salary or annual base cash retainer	Must achieve the applicable multiple by the later of (a)(i) the 2027 annual meeting of stockholders in the case of non-employee directors or (ii) March 24, 2027 and (b) these number of years from the date the person was appointed
Chief Executive Officer	6x	5 years
Other Executive Officers	3x	5 years
Outside Directors	4x	5 years

Until the applicable threshold is met, executive officers and non-employee directors are required to retain at least 50% of the shares, net of applicable tax withholding and the payment of any exercise or purchase price (if applicable), received upon the vesting or settlement of equity awards or the exercise of stock options. Our executive officers will have until the later of March 24, 2027 or five years after the date the person was initially designated an executive officer of the Company to achieve the applicable level of ownership. Our non-employee directors will have until the later of our 2027 annual meeting of stockholders or five years after the date such non-employee director is appointed to achieve the applicable level of ownership. Each of our NEOs have met such stock ownership guidelines. The Company has adopted a clawback policy as required pursuant to the rules of the New York Stock Exchange and SEC regulations implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act.
We also prohibit our executive officers from engaging in short-term trading; short sales of our securities; purchasing or selling puts, calls or other derivative securities based on our securities; entering into hedging or monetization transactions; holding our securities in margin accounts or pledging our securities as collateral for a loan. See “Prohibition on Hedging and/or Pledging our Common Stock.”
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by, or paid to the Named Executive Officers in respect of their service to the Company during its fiscal years ended on each of December 31, 2024, December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)
Gregg Felton	2024	570,000	- (1)	3,281,953 (2)	-	3,851,953
Chief Executive Officer	2023	550,000	-	2,944,134	-	3,494,134
	2022	550,000	-	16,078,943	-	16,628,943
Anthony Savino	2024	390,000	- (1)	1,718,171 (3)	-	2,108,171
Chief Construction Officer	2023	370,000	-	1,466,066	-	1,836,066
	2022	350,000	-	1,120,597	-	1,470,597
Dustin Weber	2024	390,000	- (1)	1,312,473(4)	-	1,702,473
Chief Financial Officer	2023	370,000	348,494	1,227,041	-	1,945,535
	2022	350,000	179,718	1,240,133	-	1,769,851
Lars Norell	2024	186,346	- (1)	3,281,953 (2)	1,360,875 (5)	4,829,174
Former Co-Chief Executive Officer	2023	550,000	-	2,944,134	-	3,494,134
	2022	550,000	-	16,078,943	-	16,628,943

(1)
In lieu of cash bonus for 2024, the compensation committee decided, in recognition of Mr. Felton, Mr. Norell, Mr. Savino and Mr. Weber’s efforts during 2024 and to further prioritize the Company’s long-term performance, each should receive a grant on March 28, 2025 to align with long term performance, in the form of RSUs vesting 50% on the 1st anniversary and 50% on the 2nd anniversary of the grant date. These awards will be disclosed in next year’s Summary Compensation Table in the “stock awards” column. For further discussion, see “Narrative Disclosure to Summary Compensation Table – Short Term Incentive” below.

(2)
Amount includes (a) 175,732 performance stock units with a grant date fair value of $840,000, each of which represents the right to receive one share of Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF ("TAN"), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of the amount, (b) 263,598 of RSUs with a grant date fair value of $1,260,000, which vest 33.3% on March 28, 2025, 33.33% on March 28, 2026, and 33.4% on March 28, 2027, (c) 198,248 RSUs with a grant date fair value of $947,625, which vest 50% on March 28, 2025 and 50% on March 28, 2026 and (d) 49,023 performance stock units with grant date fair value of $234,330, each represents the right to receive one share of Class A Common Stock at which vest in one installment on the third anniversary of the grant date based upon the Company adding 1.1GW of additional capacity. The amounts in this column represent the fair value of the RSUs as of the grant date as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) and SEC disclosure rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of the stock awards contained in note 17 to the Notes to the Consolidated Financial Statements in our Annual Report.

(3)
Amount includes (a) 96,234 performance stock units with a grant date fair value of $460,000, each of which represents the right to receive one share of Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF ("TAN"), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of the amount, (b) 144,351 of RSUs with a grant date fair value of $690,000, which vest 33.3% on March 28, 2025, 33.33% on March 28, 2026, and 33.4% on March 28, 2027 (c) 92,719 RSUs with a grant date fair value of $443,197, which vest 50% on March 28, 2025 and 50% on March 28, 2026 and (d) 26,146 performance stock units with grant date fair value of $124,978, each represents the right to receive one share of Class A Common Stock at which vest in one installment on the third anniversary of the grant date based upon the Company adding 1.1GW of additional capacity. The amounts in this column represent the fair value of the RSUs as of the grant date as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) and SEC disclosure rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of the stock awards contained in note 17 to the Notes to the Consolidated Financial Statements in our Annual Report.

(4)	Amount includes (a) 98,326 performance stock units with a grant date fair value of $470,000, each of which represents the right to receive one share of Class A Common Stock and which vest in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF ("TAN"), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of the amount, (b) 147,490 of RSUs with a grant date fair value of $705,000, which vest 33.3% on March 28, 2025, 33.33% on March 28, 2026, and 33.4% on March 28, 2027 and (c) 28,760 performance stock units with grant date fair value of $137,473, each represents the right to receive one share of Class A Common Stock at which vest in one installment on the third anniversary of the grant date based upon the Company adding 1.1GW of additional capacity. The amounts in this column represent the fair value of the RSUs as of the grant date as computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) and SEC disclosure rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of the stock awards contained in note 17 to the Notes to the Consolidated Financial Statements in our Annual Report.
(5)
In connection with Mr. Norell's separation from the Company, on April 29, 2024, Mr. Norell entered into a separation and release agreement. Pursuant to such agreement, in 2024, Mr. Norell received $1,360,875 of total severance payments, which includes $383,654 of salary continuation, (ii) $19,103 of COBRA continuation coverage, and (iii) an additional payment of $956,094.

Narrative Disclosure to Summary Compensation Table
Severance Agreement with former Co-Chief Executive Officer
On April 29, 2024, Mr. Norell entered into a separation and release agreement where he will receive severance, which includes (i) eighteen (18) months’ base salary, for an aggregate amount of $855,000, payable as salary continuation in accordance with the Company’s normal pay schedule (ii) subject to his timely election and continued eligibility for COBRA continuation coverage, a subsidized COBRA continuation coverage for 12 months, or if earlier, until he becomes eligible for medical benefits from a subsequent employer, (iii) a pro rata short-term incentive bonus of $237,500 for plan year 2024, to be paid in March 2025 at the same time that such bonuses are paid to current employees, and (iv) an additional payment of $956,094, less applicable payroll deductions, paid in a lump sum on the eighth day after the execution of the Agreement. As consideration for the severance benefits, Mr. Norell executed a release with respect to any claims he may have against the Company.

Short-Term Incentive
The Company provided a short-term cash incentive award to each of Gregg Felton, Lars Norell, Anthony Savino, and Dustin Weber contingent upon the achievement of certain financial and non-financial metrics. Thirty seven and one half percent (37.5%) of the award was based on achieving 2024 revenue and thirty seven and one half percent (37.5%) of the award was based on achieving 2024 adjusted EBITDA (the “Financial Portion”) of $215 million and $115 million, respectively and twenty five percent (25%) of the award was based on achieving individual non-financial metrics (the “Non-Financial Portion”) based on individual performance and contributions. Mr. Felton, Mr. Weber and Mr. Savino each received 75.9% of the Financial Portion and 90% of the Non-Financial Portion.
However, in lieu of cash bonus for 2023, the compensation committee decided, in recognition of Mr. Felton, Mr. Weber, Mr. Savino’s efforts during 2023 and to further prioritize the Company’s long-term performance for 2023, that each of Mr. Felton, Mr. Weber and Mr. Savino should receive an equity grant on March 28, 2025 in the form of RSUs vesting 50% on the 1st anniversary and 50% on the 2nd anniversary of the grant date. These awards will be disclosed in next year’s Summary Compensation Table in the “stock awards” column.
Under the terms of his separation agreement, Mr. Norell received his pro rata portion of his target bonus totaling $237,500.

Long-Term Incentive
The Company made equity grants to each of Mr. Felton, Mr. Norell, Mr. Savino and Mr. Weber described below. The Company did not make any additional new equity grants to each of Mr. Felton, Mr. Norell, Mr. Savino and Mr. Weber in 2023.
Agreements with our Currently-Serving Named Executive Officers
Mr. Felton. Mr. Felton has entered into an employment agreement with the Company, and is presently compensated as described below. Mr. Felton’s current annual base salary is $570,000 per year (subject to annual review by the compensation committee). For 2024, Mr. Felton was eligible to receive an annual bonus with a target amount equal to 125% of his annual base salary. Mr. Felton did not receive a cash bonus for 2024. Rather, in lieu of cash bonus for 2024, each of Mr. Felton will receive an equity grant valued at $516,937 vesting 50% on the first anniversary and 50% on the second anniversary of the grant date. For further discussion, see “Narrative Disclosure to Summary Compensation Table – Short Term Incentive” above. The compensation committee reviewed and took into consideration the performance evaluation of Mr. Felton for the year ended 2024 in determining of the annual bonus amount.
Pursuant to a restrictive covenant agreement that each NEO individually entered into concurrently with their respective employment agreement, Mr. Felton is subject to restrictive covenants relating to non-competition (for up to twelve months following termination of employment with the Company), employee and customer non-solicitation (for twelve months following termination of employment with the Company), perpetual confidentiality provisions, and assignment of rights to intellectual property that relate to the Company’s business that are conceived, made, created or developed during employment. In the event Mr. Felton’s employment is terminated by the Company without cause or either of them resigns for good reason, he is entitled to receive (i) twelve months’ base salary continuation at the rate in effect at the time of such termination of employment; (ii) Company-subsidized COBRA continuation coverage for twelve months following such termination of employment or, if earlier, until he becomes eligible for medical benefits from a subsequent employer; (iii) any earned but unpaid bonus for the year prior to the year in which such termination occurs; and (iv) a prorated bonus for the year in which such termination occurs, based on actual performance, subject, in each case, to his execution of a release of claims and continued compliance with the restrictive covenants described above.
Mr. Savino. We have not entered into an employment agreement with Mr. Savino. Mr. Savino’s current base salary is $390,000. For 2024, Mr. Savino was eligible to receive an annual bonus with a target amount equal to 100% of his annual base salary. Mr. Savino did not receive a cash bonus for 2023. Rather, for 2024, in lieu of a cash bonus, Mr. Savino will receive an equity grant on valued at $309,914, vesting 50% on the 1st anniversary and 50% on the 2nd anniversary of the grant date. For further discussion, see “Narrative Disclosure to Summary Compensation Table – Short Term Incentive” above. The compensation committee reviewed and took into consideration the performance evaluation of Mr. Savino for the year ended 2024 in their determination of his annual bonus amount. We have entered into a restrictive covenant agreement with Mr. Savino relating to non-competition (for up to twelve months following termination of employment with the Company subject to continued payment of his base salary and provision of health and dental benefits during the period the Company intends to enforce the non-competition covenant), employee and customer non-solicitation (for twelve months following termination of employment with the Company), perpetual confidentiality provisions, and assignment of rights to intellectual property that relate to the Company’s business that are conceived, made, created or developed during employment.

Mr. Weber. Altus Power America Management, LLC, an affiliate of the Company, entered into an employment agreement with Mr. Weber. Mr. Weber’s current annual base salary is $390,000. For 2024, Mr. Weber was eligible to receive an annual bonus with a target amount equal to 100% of his annual base salary. Rather, for 2024, in lieu of a cash bonus, Mr. Weber will receive an equity grant on valued at $309,914, vesting 50% on the 1st anniversary and 50% on the 2nd anniversary of the grant date. For further discussion, see “Narrative Disclosure to Summary Compensation Table – Short Term Incentive” above. The compensation committee reviewed and took into consideration the performance evaluation of Mr. Weber for the year ended 2024 in their determination of his annual bonus amount. Pursuant to his employment agreement, Mr. Weber is subject to restrictive covenants relating to non-competition (for up to twelve months following termination of employment with the Company subject to continued payment of his base salary and provision of health and dental benefits during the period the Company intends to enforce the non-competition covenant), employee and customer non-solicitation (for twelve months following termination of employment with the Company), perpetual confidentiality provisions, and assignment of rights to intellectual property that relate to the Company’s business that are conceived, made, created or developed during employment.
The current executives’ equity award agreements also provide for vesting in full (to the extent then-unvested) upon a termination of employment by the Company without “cause” (as defined in the 2021 Plan) within 12 months following a change in control of the Company. The current directors’ equity award agreements provide for vesting in full (to the extent then-unvested) upon a change in control of the Company.
In connection with their employment, each of our NEOs were granted profits interest units and restricted stock units as described below under “—Narrative Disclosure to Outstanding Equity Compensation Table—Equity Awards.”
Equity
Outstanding Equity Awards at December 31, 2024
The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2024.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gregg Felton (1)	—	—	—	—	—	—	—	4,283,453	21,386,426
Anthony Savino (2)	—	—	—	—	—	—	—	720,492	3,676,328
Dustin Weber (3)	—	—	—	—	—	—	—	639,530	3,280,903
Lars Norell Former Co-CEO (1)	—	—	—	—	—	—	—	4,283,453	21,386,426

(1)
This amount includes the grant of (a) 649,042 RSUs with a grant date fair value of $4,621,179, which vest 33.3% on February 15, 2025, 33.33% on February 15, 2026, and 33.4% on February 15, 2027, and (b) 2,596,170 RSUs, with a grant date fair value of $11,457,764, with the vesting as set forth in clause (a) and which are further conditioned upon a stock price performance hurdle which will be satisfied if the stock price attains 25% annual compound annual growth rate measured based on an initial value of $10.00 per Share (i.e. on each of the third anniversary, the fourth anniversary, and the fifth anniversary of the date of grant, the stock price performance hurdle shall be $19.53, $24.41, $30.51, respectively, which hurdles were amended by the compensation committee on March 28, 2024 to be $14.00, $18.00 and $22.00, respectively), (c) 186,018 RSUs, with a grant date fair value of $991,476, which vested 50% on March 22, 2024 and will vest 50% on March 22, 2025, (d) 258,630 RSUs with a grant date fair value of $1,378,498, which vested 33.3% March 22, 2024 and will vest 33.33% on March 22, 2025 and 33.4% on March 22, 2024 (e) 86,210 PSUs with a grant date fair value of $574,159, which vests in one installment on the third anniversary of the grant date based upon the Company's total stockholder return when compared to the Invesco Solar ETF ("TAN"), subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs (f) 263,598 RSUs with a grant date fair value of $1,260,000, which vest 33.3% March 28, 2025 and will vest 33.33% on March 28, 2026, and 33.4% on March 28, 2027 (g) 175,732 PSUs which vests in one installment on the third anniversary of the March 28, 2024 grant date based upon the Company's total stockholder return when compared to TAN, subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs (h) 49,023 PSUs which vests in one installment on the third anniversary of the March 28, 2024 grant date based upon the Company's achievement of solar capacity goals and subject stock price performance hurdles. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs and (i) 198,248 RSUs, with a grant date fair value of $947,625, vests 50% on March 28, 2025 and will vest 50% on March 28, 2026. The amounts in this column represent the fair value of the RSUs as of the grant date as computed in accordance with ASC Topic 718, Compensation-Stock Compensation and SEC disclosure rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of the stock awards contained in note 17 to the Notes to the Consolidated Financial Statements in our Annual Report.

(2)
This amount includes the grant of (a) 37,000 RSUs, with a grant date fair value of $263,440, which vested 33.3% on February 15, 2023, 33.33% on February 15, 2024, and will vest 33.34% on February 15, 2025, (b) 34,600 RSUs with a grant date fair value of $509,792, which vest 33.3% on February 15, 2025, 33.33% on February 15, 2026, and 33.4% on February 15, 2027, and (c) 138,400 RSUs, with a grant date fair value of $610,805, with the vesting as set forth in clause (b) and which are further conditioned upon a stock price performance hurdle which will be satisfied if the stock price attains 25% annual compound annual growth rate measured based on an initial value of $10.00 per Share (i.e. on each of the third anniversary, the fourth anniversary, and the fifth anniversary of the date of grant, the stock price performance hurdle shall be $19.53, $24.41, $30.51, respectively, which hurdles were amended by the compensation committee on March 28, 2024 to be $14.00, $18.00 and $2.002, respectively), (d) 89,690 RSUs, with a grant date fair value of $239,024, vested 50% on March 22, 2024 and will vest 50% on March 22, 2025, (e) 130,863 RSUs with a grant date fair value of $697,500, which vested 33.3% March 22, 2024 and will vest 33.33% on March 22, 2025 and 33.4% on March 22, 2026 and (f) 43,621 PSUs which vests in one installment on the third anniversary of the March 22, 2024 grant date based upon the Company's total stockholder return when compared to TAN, subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs (g) 144,351 RSUs with a grant date fair value of $690,000, which vest 33.3% March 28, 2025 and will vest 33.33% on March 28, 2026, and 33.4% on March 28, 2027 (h) 96,234 PSUs which vests in one installment on the third anniversary of the March 28, 2024 grant date based upon the Company's total stockholder return when compared to TAN, subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs (i) 26,146 PSUs which vests in one installment on the third anniversary of the March 28, 2024 grant date based upon the Company's achievement of solar capacity goals and subject stock price performance hurdles. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs and (j) 92,719 RSUs, with a grant date fair value of $443,197, vests 50% on March 28, 2025 and will vest 50% on March 28, 2026. The amounts in this column represent the fair value of the RSUs as of the grant date as computed in accordance with ASC Topic 718, Compensation-Stock Compensation and SEC disclosure rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of the stock awards contained in note 17 to the Notes to the Consolidated Financial Statements in our Annual Report.

(3)	These amounts reflect the grant of the following (a) 35,000 RSUs, with a grant date fair value of $249,200, which vested 33.3% on February 15, 2023, 33.33% on February 15, 2024, and will vest 33.34% on February 15, 2025, (b) 40,000 RSUs with a grant date fair value of $534,000, which vest 33.3% on February 15, 2025, 33.33% on February 15, 2026, and 33.4% on February 15, 2027 and (c) 160,000 RSUs, with a grant date fair value of $706,133, with the vesting as set forth in clause (b) and which are further conditioned upon a stock price performance hurdle which will be satisfied if the stock price attains 25% annual compound annual growth rate measured based on an initial value of $10.00 per Share (i.e. on each of the third anniversary, the fourth anniversary, and the fifth anniversary of the date of grant, the stock price performance hurdle shall be $19.53, $24.41, $30.51, respectively, which hurdles were amended by the compensation committee on March 28, 2024 to be $14.00, $18.00 and $22.00, respectively), (d) 44,845 RSUs, with a grant date fair value of $239,024, which vested 50% on March 22, 2024 and will vest 50% on March 22, 2025, (e) 130,863 RSUs with a grant date fair value of $697,500, which vested 33.3% March 22, 2024 and will vest 33.33% on March 22, 2025, and 33.4% on March 22, 2026 (f) 43,621 PSUs which vests in one installment on the third anniversary of the March 22, 2023 grant date based upon the Issuer's total stockholder return when compared to TAN, subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs (g) 147,490 RSUs with a grant date fair value of $705,000, which vest 33.3% March 28, 2025 and will vest 33.33% on March 28, 2026, and 33.4% on March 28, 2027 (h) 98,326 PSUs which vests in one installment on the third anniversary of the March 28, 2024 grant date based upon the Issuer's total stockholder return when compared to TAN, subject to certain adjustments, and the Russell 2000 index, assigning a weight of 50% to each. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs and (i) 28,760 PSUs which vests in one installment on the third anniversary of the March 28, 2024 grant date based upon the Issuer's 1) the achievement of solar capacity goals and subject stock price performance hurdles. The number of performance stock units vested, and thus shares of Class A Common Stock issued, could range from 0 to 150% of such PSUs. The amounts in this column represent the fair value of the RSUs as of the grant date as computed in accordance with ASC Topic 718, Compensation-Stock Compensation and SEC disclosure rules. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see the discussion of the stock awards contained in note 17 to the Notes to the Consolidated Financial Statements in our Annual Report.

401(k) Plan
We maintain a 401(k) plan that provides eligible U.S. employees, including our NEOs, with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits imposed by the U.S. Internal Revenue Code (the “Code”), which are updated annually in accordance with guidance from the U.S. Internal Revenue Service. We have the ability to make matching and discretionary contributions to the 401(k) plan, subject to applicable service-based vesting, but we have not yet done so for any employees, including our NEOs, to date. The 401(k) plan is intended to be qualified under the Code.

Director Compensation
For the year ended December 31, 2024, we paid cash compensation to our non-employee directors for their service on our Board. Our directors are reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings. Diane Brink resigned from the Board on March 19, 2024. Robert Bernard replaced William Concannon as the Class B Director on Feb 27, 2024. Richard Shapiro joined as a Class B Director on August 1, 2024.

Director	Annual Cash Retainer(1)	One-Time Grant of Restricted Stock Units	Annual Grant of Restricted Stock Units(2)	Special Grant of Restricted Stock Units (4)	Total
Christine Detrick	$30,000	—	$220,000	$250,000	$500,000
Richard Peretz	$90,476	—	$125,000	$200,000	$415,476
William Concannon	—	—	—	—	—
Robert Bernard (3)	—	$100,000	$125,000	—	$225,000
Richard Shapiro	$33,334	$100,000	$100,683	—	$234,017
Robert Horn	—	—	—	—	—
Diane Brink	$17,362	—	—		$17,362
Tina Reich	$69,034	—	$125,000	—	$194,034

(1)    Each of amounts listed in the table reflect cash amounts payable with respect to 2024 to each of our non-employee directors. Mr. Horn received no compensation or equity awards for his service on the Board.
(2)    Each of the amounts listed in the table reflect RSUs that were granted made with respect to services for 2023 as calculated in accordance with FASB ASC 718.
(3)    Mr. Bernard has transferred all Company RSU Awards granted to him to CBRE Acquisition Sponsor, LLC.
(4) Ms. Detrick and Mr. Peretz were granted special awards due to excessive work. These awards vest 50% on the date of the 2025 annual stockholders meeting and 50% on the date of the 20026 annual stockholders meeting.
Pursuant to offer letters with certain of our non-employee directors (the “Director Offer Letters”), (a) each of Christine Detrick, Richard Peretz, Diane Brink, Tina Reich, and Richard Shapiro in 2024 received an annual retainer, payable in equal quarterly installments (and pro-rated for partial years of service), in the amount set forth below, (b) each of Robert Bernard and Richard Shapiro in 2024 received a one-time grant of RSUs with respect to shares of our Class A common stock to vest in equal annual installments on each of the first two anniversaries of the vesting commencement date and (c) each of Christine Detrick, Richard Peretz, Tina Reich, Robert Bernard and Richard Shapiro in 2024, received an annual grant of RSUs with respect to shares of our Class A common stock, to vest in full on the first anniversary of the vesting commencement date. Each director was permitted to elect, prior to the commencement of service, to receive a portion of the annual base cash retainer in the form of RSUs; these RSUs vest in full on second anniversary of the Closing. In this regard, Ms. Detrick elected to receive 40% of her respective annual cash retainers in the form of RSUs. Each RSU represents the right to receive one share of our Class A common stock on the applicable vesting date.

The following table sets forth the elements of the cash compensation for each Director based on his or her positions. These compensation amounts became effective as of September 1, 2023.

	Board or Committee Member	Lead Director or Committee Chair
Annual base cash retainer	$65,000	$100,000
Additional annual cash retainer for compensation committee	$—	$15,000
Additional annual cash retainer for nominating and corporate governance committee	$—	$10,000
Additional annual cash retainer for audit committee	$—	$20,000
As noted in the “Director Compensation” table above, we made a one-time grant of RSUs in the amount of $100,000 to the following non-employee directors on our Board during 2024, Mr. Bernard on his start date, of February 27, 2024, and Mr. Shapiro on his start date of August 1, 2024. These RSUs will vest in equal installments on each of the first two anniversaries following their respective start dates, subject to each holder’s continued Board service through each such date.

On June 20, 2024, we made the 2024 annual grant of RSUs in the following amounts to the following non-employee director: Ms. Detrick, $220,000; Mr. Peretz, $125,000; Ms. Reich $125,000; Mr. Bernard $125,000; which vest on the 2025 Annual Meeting. Mr. Horn did not receive any RSU grants in 2024. On August 1, 2024, MR Shapiro received a pro-rated grant of 100,683, which will vest on the 2025 Annual Meeting. Any further grants in subsequent years will be made with respect to shares of our Class A common stock on terms and conditions comparable to similarly situated directors, at the discretion of the compensation committee of the Board.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serve, or in the past year have served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board.
Prohibition on Hedging and/or Pledging our Common Stock
We prohibit our directors, executive officers and other employees from engaging in short-term trading, short sales of our securities; purchasing or selling puts, calls or other derivative securities based on our securities; and entering into hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. We also prohibit our directors, executive officers and other employees from holding our securities in margin accounts or pledging our securities as collateral for a loan.

During the year ended December 31, 2024, the Company did not award stock options within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information. The Company has no specific policy on the timing of awards of such instruments in relation to the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
BENEFICIAL OWNERSHIP OF SECURITIES
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 12, 2025 by:
•each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;
•each of the Company’s named executive officers and directors; and
•all executive officers and directors of the Company as a group.
Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our Class A Common Stock shown as beneficially owned by them.

Shares of Class A Common Stock underlying restricted stock units that may be subject to vesting within 60 days of March 12, 2025 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purposes of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Unless otherwise indicated, the address for each holder listed below is c/o Altus Power, Inc., 2200 Atlantic Street, Sixth Floor, Stamford, CT 06902. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of Company stock is based on 160,420,894 shares of Class A common stock and 796,950 shares of Class B common stock, the "Alignment Shares"), issued and outstanding as of March 12, 2025.

Name and Address of Beneficial Owner	Shares of Class A Common Stock	%	Shares of Class B Common Stock	%
Five Percent Holders:
CBRE Acquisition Sponsor, LLC (1)(2)(9)	24,565,252	15.31%	724,500	91.09%
GSO Altus Holdings LP (3)	21,116,125	13.16%	—	—
Gregg J. Felton (4)	12,678,368	7.89%	—	—
Glazer Capital, LLC (5)	9,181,398	5.72%	—	—
Directors and Other Executive Officers
Anthony P. Savino (6)	3,740,548	2.33%	—	—
Dustin L. Weber (7)	1,673,997	1.04%	—	—
Christine R. Detrick	167,779	*	—	—
Richard N. Peretz	57,788	*	—	—
Tina C. Reich	20,136	*	—	—
Robert C. Bernard (8)	—	—	—	—
Robert M. Horn	—	—	—	—
Richard Shapiro	—	—	—	—
Lars R. Norell (10)	6,598,766	4.11%	—	—
All Directors and Executive Officers as a Group (nine individuals)	34,118,780	15.48%	—	—

(1)
As reported on a Schedule 13D/A filed on February 7, 2025, CBRE Acquisition Sponsor, LLC, together with its affiliates CBRE Group, Inc. and CBRE Services, Inc., is the beneficial owner of 24,565,252 shares. The business address of each of the entities described in this footnote is 2100 McKinney Avenue Suite 1250, Dallas, Texas 75201.

(2)	Includes 7,429 shares subject to a Company RSU Award granted to Mr. Bernard and transferred to CBRE Acquisition Sponsor, LLC that may vest within 60 days of February 14, 2025.
(3)	As reported on a Schedule 13D filed on February 7, 2025, GSO Altus Holdings LP. is the beneficial owner of 21,116,125 shares. The business address of GSO Altus Holdings LP is c/o Blackstone Alternative Credit Advisors LP, 345 Park Avenue, 31st Floor, New York, New York 10154.
(4)	Mr. Felton’s beneficial ownership includes 366,029 shares that are pursuant to a Company RSU Award and expected to vest within the next 60 days.
(5)	As reported on a Schedule 13G filed on March 4, 2025, Glazer Capital, LLC, together with its Managing Member, Paul J. Glazer, are the beneficial owners of 9,181,398 shares. The business address of each of the beneficial owners described in this footnote is 250 West 55th Street, Suite 30A, New York, New York 10019
(6)	Mr. Savino’s beneficial ownership includes 182,942 shares that are pursuant to a Company RSU Award and expected to vest within the next 60 days.
(7)	Mr. Weber’s beneficial ownership includes 115,207 shares that are pursuant to a Company RSU Award and expected to vest within the next 60 days.
(8)	Mr. Bernard has transferred all Company RSU Awards granted to him to CBRE Acquisition Sponsor, LLC

(9)	As reported on a Schedule 14A filed on April 11, 2024, CBRE Acquisition Sponsor, together with its affiliates CBRE Group, Inc. and CBRE Services, Inc., is the beneficial owner of 724,500 shares of Class B common stock.
(10)	As reported on a Schedule 13D/A filed on February 11, 2025, Lars Norell is the beneficial owner of 6,598,766 shares.
*Ownership percentage less than 1%

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain the following equity compensation plans that provide for the issuance of shares of our Class A common stock to our officers and other employees, directors and consultants, each of which has been approved by our stockholders, the Incentive Plan and our Employee Stock Purchase Plan (as amended, our “ESPP”).
The following table presents information as of December 31, 2024, with respect to compensation plans under which shares of our Class A common stock may be issued.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	—	—	26,267,933
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	26,267,933

(1) Includes our Incentive Plan and our ESPP. For a description of these plans, refer to Note 17 to the historical financial statements included in our Annual Report. Includes 21,605,913 shares of our Class A common stock available for issuance under our Incentive Plan and 4,662,020 shares of our Class A common stock available for issuance under our ESPP. The total number of shares of Class A common stock under the Incentive Plan automatically increased on January 1, 2023, and will automatically increase on January 1 of each calendar year from 2023 to 2031, by the lesser of 5% of the number of shares of Class A common stock outstanding as of the close of business on the immediately preceding December 31 unless otherwise determined by our Board on or prior to such date for such year; and the Board approved a 0% increase on January 1, 2024. The total number of shares of Class A common stock under the ESPP automatically increased on January 1, 2023, and will automatically increase on January 1 of each calendar year from 2024 to 2031, by the lesser of 1% of the number of shares of Class A common stock outstanding as of the close of business on the immediately preceding December 31 unless otherwise determined by our Board on or prior to such date for such year; and the Board approved a 0% increase on January 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
We have adopted a written related person transactions policy (the "Policy"), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our audit committee. In accordance with the Policy, our audit committee has overall responsibility for implementation and compliance with the Policy. For the purposes of the Policy, a "related person transaction" is any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or series of similar transactions, arrangements or relationships in which we or any of our subsidiaries is a participant, where the aggregate amount involved exceeds or is expected to exceed $120,000 in any fiscal year, and in which any related person has or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Officer and Director Compensation.” A “related person” means:
•any person who is, or at any time during the applicable period was, one of our officers or one of our directors;
•any person who is known by us to be the beneficial owner of more than five percent (5%) of our voting stock; and

•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than five percent (5%) of our voting stock.
The Company’s Related Party Transactions
The following is a description of our related person transactions during 2024.
Transactions with Blackstone and its Subsidiaries
APACF II Facility and APAF IV Term Loan
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
On March 26, 2024, the Company, through its subsidiaries, APA Finance IV, LLC (the “APAF IV Borrower”) and APA Finance IV Holdings, LLC, has entered into a new term loan facility under the terms of a credit agreement among the APAF IV Borrower, APA Finance IV Holdings, LLC, Blackstone Asset Based Finance Advisors LP, which is an affiliate of the Company, U.S. Bank Trust Company, N.A., as administrative agent, U.S. Bank N.A., as document custodian, and the lenders party thereto (the “APAF IV Term Loan”).
Under the APAF IV Term Loan and APACF II Facility, subsidiaries of The Blackstone Group (“Blackstone”), a related party, serve as agents between the Company and a consortium of third-party lenders. During the year ended December 31, 2024. the Company paid $0.4 million of loan issuance costs to Blackstone.
Lease Agreements with Link Logistics and CBRE
The Company has a right to use rooftops to develop and operate solar facilities under lease agreements with subsidiaries of Link Logistics Real Estate Management LLC (“Link Logistics”), a Blackstone portfolio company, and with subsidiaries of CBRE. As of December 31, 2024, the Company recognized operating lease assets and operating lease liabilities of $32.1 million and $32.4 million, respectively, in the consolidated balance sheet related to these leases, which have a weighted average remaining lease term of 30 years. During the year ended December 31, 2024, payments made under these leases were $2.1 million.
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
For the year ended December 31, 2024, the Company recognized $2.2 million of expenses in connection with the CEO transition which are included in general and administrative expenses in the consolidated statement of operations. As of December 31, 2024, there are $0.7 million of remaining payments under the Agreement, which are included in other current liabilities in the consolidated balance sheet.
Master Services Agreement
On June 13, 2022, the Company, through its wholly-owned subsidiary, entered into a Master Services Agreement ("MSA") with CBRE under which CBRE assists the Company in developing solar energy facilities. For the years ended December 31, 2024, the Company incurred $0.7 million for development services provided under the MSA. As of December 31, 2024, there was $0.1 million due to CBRE for development services provided under the MSA.
Other Related Party Transactions

The Company has an employee who is the daughter of Mr. Savino, Chief Construction Officer. The employee reports indirectly to Mr. Savino but he does not control her compensation and she has been an employee of the Company since 2014. The employee’s aggregate compensation for 2024 was over $120,000 and is commensurate with other employees of the Company in her position.
The Company has retained Cozen O’Connor, via an engagement letter, whereby Cozen O’Connor provides legal services, in particular, with respect to Exchange Act reporting, corporate governance and securities compliance matters. Melissa Boulan, Chief People Officer’s brother, John Gallaghan, is a Member of Cozen O’Connor in the Subrogation & Recovery and Self-insured Recovery practice areas. Mr. Gallaghan does not work on matters for the Company, his practice is unrelated to the work that the Company requires and he is not involved in the negotiation of the engagement letter with the Company.
Policies and Procedures for Related Party Transactions
In accordance with the Policy, we have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee will have the responsibility to review related party transactions. It is anticipated that under the related person transaction policy, the related person in question or, in the case of transactions with a beneficial holder of more than 5% of our voting stock, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to our audit committee (or to another independent body of the Board) for review. To identify related person transactions in advance, Altus expects to rely on information supplied by its executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:
•the related person’s interest in the transaction;
•the approximate dollar value of the amount involved in the transaction;
•the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction was undertaken in the ordinary course of business;
•whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to Altus than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to us of, the transaction; and
•any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
Our audit committee will approve only those transactions that it determines are fair to us and in our best interests.
Item 14. Principal Accounting Fees and Services.
Audit Fees and Services
Audit and other fees billed to us by Grant Thornton and Deloitte for the fiscal years ended December 31, 2024 and 2023, are as follows:

	Fiscal Year Ended December 31, 2024		Fiscal Year Ended December 31, 2023
	Grant Thornton	Deloitte	Grant Thornton	Deloitte
Audit Fees	$1,921,201	—	$1,694,501	$428,057
Audit-Related Fees	—	$75,000	—	$91,100
Tax Fees	—	—	—	—
All Other Fees	$15,000	—	—	—
Total	$1,936,201	$75,000	$1,694,501	$519,157

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements as well as reviews of quarterly financial statements included in quarterly reports on Form 10-Q.
Audit-Related Fees. Audit-related fees consist of fees billed for services that are normally provided in connection with regulatory filings as well as assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include services provided in connection with SEC filings, including consents and comfort letters.
Tax Fees. We did not compensate Grant Thornton or Deloitte for tax return services, planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We paid Grant Thornton $15,000 to provide a third party access to its work papers in connection with financial due diligence for the Merger. We did not pay Grant Thornton or Deloitte for any other services for the years ended December 31, 2024 and 2023.

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

2.6
Side Letter to Purchase and Sale Agreement, by and among Project Hyperion Holdco LLC, a Delaware limited liability company (“Hyperion Holdco”), Soltage Hyperion MGTCO, LLC, a Delaware limited liability company (“Soltage Hyperion,” and together with Hyperion Holdco, “Sellers”, and each, a “Seller”), and Altus Power, LLC, a Delaware limited liability company (“Buyer”), and solely for the purposes of Section 6.12, Altus Power, Inc., a Delaware corporation (“Buyer Guarantor”), dated December 19, 2023 (incorporated by reference as Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023, filed with the SEC on March 14, 2024)

2.7#
Membership Interest Purchase Agreement, between Vitol Solar I LLC, a Delaware limited liability company (“Vitol” or “Seller”), and Altus Power, LLC, a Delaware limited liability company (“Buyer”), dated as of January 31, 2024 (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2024).

2.8#
Agreement and Plan of Merger, dated as of February 5, 2025, by and among Parent, Merger Sub and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2025)

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

10.24
Amendment No. 1, dated as of June 15, 2023, by and among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, the Guarantors party thereto, Altus Power, Inc., Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the Lenders party thereto, which amends the Credit Agreement, dated as of February 15, 2023, by and among the parties thereto (incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023, filed with the SEC on August 14, 2023)

10.25
Amendment No. 2, dated as of July 21, 2023, by and among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, the Guarantors party thereto, Altus Power, Inc., Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the Lenders party thereto, which amends the Credit Agreement, dated as of February 15, 2023, by and among the parties thereto (incorporated by reference as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023, filed with the SEC on March 14, 2024)

10.26#
Amendment No. 3 to Credit Agreement, dated December 20, 2023, among APA Finance III Borrower, LLC, APA Finance III Borrower Holdings, LLC, Blackstone Asset Based Finance Advisors LP, U.S. Bank Trust Company, National Association, U.S. Bank National Association, and the lenders party thereto (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 21, 2023)

10.27#
Credit Agreement, dated November 10, 2023, APACF II, LLC (the “Borrower”), APACF II HOLDINGS, LLC, as Equity Holder, Pass Equipment Co, LLC, the project companies from to time party thereto, the tax equity holdcos from time to time party thereto, U.S. BANK TRUST COMPANY, NATIONAL ASSOCIATION, as Administrative Agent and Collateral Agent, U.S. BANK NATIONAL ASSOCIATION, as Document Custodian, each lender from time to time party thereto (collectively, the “Lenders” and individually, a “Lender”) and Blackstone Asset Based Finance Advisors LP (“Blackstone”), as Blackstone representative for the Lenders. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023)

10.28#
Credit Agreement, dated as of December 27, 2023, among the Borrower, the lenders party thereto, including Goldman Sachs Asset Management and CPPIB Credit Investments III Inc., a subsidiary of Canada Pension Plan Investment Board (collectively, the “Lenders”) and Wilmington Trust, National Association, as administrative agent (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2024)

10.29
Amendment No. 1 to Credit Agreement, dated December 22, 2023, among APA Generation, LLC, the several lenders from time to time parties thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and Truist Securities, Inc. and the other Letter of Credit Issuers party hereto from time to time, and Citibank, N.A., which amends the Credit Agreement dated as of December 19, 2022 by and among the parties thereto (incorporated by reference as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023, filed with the SEC on March 14, 2024)

10.30
Class A Note, dated December 20, 2023, by APA Finance III Borrower, LLC, in favor of Security Life of Denver Insurance Company (incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 21, 2023).

10.31
Amendment No. 1 dated March 26, 2024, which amends the Credit Agreement, dated as of November 10, 2023. by and among APACF II, LLC (the "Borrower"), APACF II Holdings, LLC, as Equity Holder, PASS Equipment Co, LLC, U.S. Bank Trust Company, National Association, LLC, (the "Administrative Agent"), the Lenders from time to time party thereto, and Blackstone Asset based Finance Advisors, LP ("Blackstone"), as Blackstone representative (incorporated by reference as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024, as filed with the SEC on August 8, 2024).

10.32
Amendment No. 2, dated July 3, 2024, which amends the Credit Agreement, dated as of November 10, 2023. by and among APACF II, LLC (the "Borrower"), APACF II Holdings, LLC, as Equity Holder, PASS Equipment Co, LLC, U.S. Bank Trust Company, National Association, LLC, (the "Administrative Agent"), the Lenders from time to time party thereto, and Blackstone Asset based Finance Advisors, LP ("Blackstone"), as Blackstone representative (as amended by Amendment No. 1 thereto dated as of March 26, 2024) (incorporated by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024, as filed with the SEC on August 8, 2024).

10.33*
Amendment No. 3, dated December 16, 2024, to Credit Agreement, dated November 10, 2023, APACF II, LLC (the “Borrower”), APACF II HOLDINGS, LLC, as Equity Holder, Pass Equipment Co, LLC, the project companies from to time party thereto, the tax equity holdcos from time to time party thereto, U.S. BANK TRUST COMPANY, NATIONAL ASSOCIATION, as Administrative Agent and Collateral Agent, U.S. BANK NATIONAL ASSOCIATION, as Document Custodian, each lender from time to time party thereto (collectively, the “Lenders” and individually, a “Lender”) and Blackstone Asset Based Finance Advisors LP (“Blackstone”), as Blackstone representative for the Lenders

10.34*
Amendment No. 4, dated February 6, 2025, to Credit Agreement, dated November 10, 2023, APACF II, LLC (the “Borrower”), APACF II HOLDINGS, LLC, as Equity Holder, Pass Equipment Co, LLC, the project companies from to time party thereto, the tax equity holdcos from time to time party thereto, U.S. BANK TRUST COMPANY, NATIONAL ASSOCIATION, as Administrative Agent and Collateral Agent, U.S. BANK NATIONAL ASSOCIATION, as Document Custodian, each lender from time to time party thereto (collectively, the “Lenders” and individually, a “Lender”) and Blackstone Asset Based Finance Advisors LP (“Blackstone”), as Blackstone representative for the Lenders

10.35	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 6, 2025)
19*	Altus Power Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm for Altus Power, Inc.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
97	Altus Power Clawback Policy (incorporated by reference as Exhibit 97 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2023, filed with the SEC on March 14, 2024)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Exhibit relates to a management contract or other compensatory plan arrangement.
#	The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to promptly provide a copy of the omitted schedules and similar attachments on a supplemental basis to the SEC or its staff, if requested.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altus Power, Inc.

Date: March 17, 2025	By:	/s/ Gregg J. Felton
	Name:	Gregg J. Felton
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregg J. Felton	Chief Executive Officer and Director	March 17, 2025
Gregg J. Felton

/s/ Dustin L. Weber	Chief Financial Officer	March 17, 2025
Dustin L. Weber

/s/ Christine R. Detrick	Chairperson of the Board	March 17, 2025
Christine R. Detrick

/s/ Richard N. Peretz	Director	March 17, 2025
Richard N. Peretz

/s/ Richard A. Shapiro	Director	March 17, 2025
Richard A. Shapiro

/s/ Robert C. Bernard	Director	March 17, 2025
Robert C. Bernard

/s/ Robert M. Horn	Director	March 17, 2025
Robert M. Horn

/s/ Tina C. Reich	Director	March 17, 2025
Tina C. Reich